Form 10QSB
period 2004-10-31
VENUS BEAUTY SUPPLY INC
filed 2004-12-14
CIK 1283383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Oct 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________
Commission file number ______________________________
Venus Beauty Supply, Inc (Exact name of small business issuer as specified in its charter)
Florida (State or other jurisdiction of incorporation or organization) 16-1639902 (IRS Employer Identification No.)

9343 Sun Pointe Dr., Boynton Beach, Florida 33437 (Address of principal executive offices)

561-329-5293 (Issuer's telephone number)

__________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

BALANCE SHEET

OCTOBER 31, 2004

UNAUDITED

ASSETS

Current Assets
Cash	$ 10,266

Total Assets	$ 10,266

LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities	$ -

Stockholders' Equity
Preferred Stock, $.0001 par value; 20,000,000 authorized
none issued and outstanding	0
Common Stock, $.0001 par value; 50,000,000 authorized
2,250,000 issued and outstanding	225
Additional Paid in Capital	14,275
Accumulated Deficit during Development Stage	(4,234)
Total Stockholders' Equity	10,266
Total Liabilities and Stockholders' Equity	$ 10,266

See accompanying notes to financial statements.

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003 AND THE PERIOD NOVEMBER 15, 2002 (DATE OF INCEPTION) TO OCTOBER 31, 2004

(unaudited)

					Accumulated Operations
	Six months ended October 31, 2004	Six months ended October 31, 2003	Three months ended October 31, 2004	Three months ended October 31, 2003	November 15, 2002 (date of inception) to October 31, 2004

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses	4,075	$ -	20	$ -	4,234

Net Income (Loss)	(4,075)	$ -	$ (20)	$ -	$ (4,234)

Net Income (Loss) per Common Shares
Outstanding-Basic and Diluted	($0.00)	$0.00	($0.00)	$0.00	$0.00

Weighted Average of Shares Outstanding	2,250,000	333,333	2,250,000	333,333	2,131,945

See accompanying notes to financial statements

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003 AND THE PERIOD NOVEMBER 15, 2002 (DATE OF INCEPTION) TO OCTOBER 31, 2004

(unaudited)

	Six months ending October. 31, 2004	Six months ending October. 31, 2003	November 15, 2002 (date of inception) to October 31, 2004

Cash Flows form Operations:

Net Income (Loss)	$(4,075)	$ -	$(4,234)

Net Cash (used) by Operating Activities	(4,075	$ -	(4,234)

Cash Flow from Financing Activities:

Payment of Subscription Receivable	-	-	2,000
Issuance of Common Stock for Cash	-	-	12,500

Net Cash Provided by Financing Activities	-0-	-0-	14,500

Net Increase (Decrease) in Cash	4,075	$ -	10,266

Cash, Beginning	14,341	$ -	-
Cash, Ending	10,266	$ -	$10,266

Supplemental Disclosure:
Interest Paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -

Non Cash Financing Activities:

See accompanying notes to financial statements.

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2004

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on November 15, 2002.

The Company is in the development stage. The Company plans to develop a distribution channel in the beauty salon industry selling a comprehensive supply of products utilizing the World Wide Web. The Company currently has no operations.

Current Operations

The Company currently has no operations. Any expenses incurred by the company at this time are deemed to be immaterial and insignificant. These expenses are incurred by management without any expectation of reimbursement. When operation commence the company will be directly responsible for its operational expenses.

Basis of Accounting

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has retained April 30 as its annual year end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2004

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalent include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At October 31, 2004, there is no concentration of credit risk form uninsured bank balances.

Recent Accounting Pronouncements

In January 2003, the FASB issued interpretation No. 46 "Consolidation of Variable interest Entities" (FIN46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the Companys third quarter of 2003 for variable interest entities created before February 1, 2003. The adoption FIN 46 is not expected to have a material effect on the Companys result of operations, liquidity or financial conditions.

In May 2003, Statement of Financial Accounting Standards NO 150 ("SFAS No 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued. This Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This Statement requires that those instruments be classified as liabilities in the statement of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for the mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. SFAS No 150 had no impact on our results of operations or financial condition at adoption or during the fiscal year ended December 31, 2003.

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2004

NOTE 2 Income Taxes

In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recorded or settled. Under SFAS No. 109 the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

NOTE 3 CAPITAL TRANSACTIONS

In November 22, 2002 the founder of the company was issued 2,000,000 shares of common voting stock at $.0001 (par value) for a subscription receivable of $2,000.

In April 2004, the Company offered 250,000 shares of their common stock. The shares were offered under Rule 504 of Regulation D and section 4 (2) of the Securities Act. The Common shares were offered at a per share price of $.05 for the aggregate sum of $12,500. All of the twenty (20) investors were of non-accredited status.

Item 2. Management's Discussion and Analysis or Plan of Operation

The Venus Beauty Supply, Inc. business is to become actively engaged in providing an online marketplace for Beauty Supplies, via the Internet. Currently we have obtained a domain name called www.Venusbeautysupply.net. We have also obtained a web hosting provider, to provide us with the necessary disk space capacity for our website and email capability for the next 12 months. We have also posted our nearly completed e-commerce website, to introduce ourselves to potential customers with a modest array of introductory products. During the next twelve months we plan to satisfy our cash requirement by current cash on hand.

Item 3.    Controls and Procedures

In the quarter ended October 31, 2004, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

Item 6. Exhibits

Exhibit Number	Document Description
32	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Nicole Demario (Registrant)
Date: December 8th, 2004	/s/ Nicole Demario___________ (Signature)*
Nicole Demario, President

Exhibit 31

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to

18 U.S.C. Section 1350,

as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Venus Beauty Supply, Inc. (the "Company") for the quarter ended October 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Nicole Demario, as Chief Executive Officer and as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, respectively, that:

(1)    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

December 8, 2004

By Nicole Demario

/s/ Nicole Demario

President, CEO, CFO

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Venus Beuaty Supply, Inc. and will be retained by Venus Beuaty Supply, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.