Form 10QSB
period 2005-01-31
VENUS BEAUTY SUPPLY INC
filed 2005-03-30
CIK 1283383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) of the Exchange ACT

For the transition period from ______________ to ________________

Commission File No. 333-116480

VENUS BEAUTY SUPPLY, INC.

(Exact name of small business issuer as specified in its charter)
Florida	16-1639902
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

31-51 Steinway StreetLong Island City, NY 11103

(Address of Principal Executive Office)

(718) 545-6406

(Issuer’s telephone number)

3 West 57th Street, New York, New York 10019

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of March 28, 2005 was 2,250,000.

INTRODUCTORY NOTE

This Report on Form 10-QSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors." Accordingly, to the extent that this Annual Report contains forward-looking statements regarding possible acquisitions, financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

JANUARY 31, 2005

- UNAUDITED -

ASSETS

Current Assets
Cash	$ 819

Total Assets	$ 819

LIABILITIES AND STOCKHOLDERS= EQUITY

Liabilities	$ - 0 -

Stockholders= Equity
Preferred Stock, $.0001 par value, authorized 20,000,000; 0 issued and outstanding	- 0 -

Common Stock, $.0001 par value, authorized 50,000,000; 2,250,000 issued and outstanding	225

Additional paid-in capital	14,275
Accumulated Deficit	(13,681)

Total Stockholders Equity	819
Total Liabilities and Stockholders’ Equity	$ 819

See accompanying notes to financial statements.

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2005 AND 2004 AND THE

PERIOD COMMENCING NOVEMBER 15, 2002 (DATE OF INCEPTION)

TO JANUARY 31, 2005

- UNAUDITED -

Nine Months Ended January 31, 2005 ------------------ 2004	Operations During Development Stage November 15, 2002 (Inception) To January 31, 2005
Revenue	$ - 0 -	$ - 0 -	$ - 0 -

Operating Expenses	13,522	- 0 -	13,681

Net Income (Loss) before provision for income taxes	(13,522)	- 0 -	(13,681)

Provision for income taxes	- 0 -	- 0 -	- 0 -

Net Income (Loss)	$ (13,522)	$ - 0 -	$ (13,681)

Net Income per common share, basic & diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighed average of shares outstanding	2,187,500	2,000,000	2,187,500

See accompanying notes to financial statements.

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2005 AND 2004 AND THE

PERIOD COMMENCING NOVEMBER 15, 2002 (DATE OF INCEPTION)

TO JANUARY 31, 2005

- UNAUDITED -

Three Months Ended January 31, 2005 -------- 2004	Operations During Development Stage November 15, 2002 (Inception) To January 31, 2005

Revenue	$ - 0 -	$ - 0 -	$ - 0 -

Operating Expenses	9,447	- 0 -	13,681

Net Income (Loss) before provision for income taxes	(9,447)	- 0 -	(13,681)

Provision for income taxes	- 0 -	- 0 -	- 0 -

Net Income (Loss)	$ (9,447)	$ - 0 -	$ (13,681)

Net Income per common share (basic)	$ (0.00)	$ (0.00)	$ (0.00)

Weighed average of shares outstanding	2,187,500	2,000,000	2,187,500

See accompanying notes to financial statements.

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

PERIOD COMMENCING NOVEMBER 15, 2002 (DATE OF INCEPTION)

TO JANUARY 31, 2005

- UNAUDITED -

Nine Months Ended January 31, 2005 2004	Operations during Development stage Inception to January 31, 2005

Cash flows from operations: Net income ( loss )	$ (13,522)	(159)	$ (13,681)

Net cash provided for operations	(13,522)	(159)	(13,681)

Cash flows from financing activities:

Proceeds from stock subscription		2,000	2,000
Issuance of common stock	- 0 -	12,500	12,500

Net cash flows from financing activities	- 0 -	14,500	14,500

Net increase (decrease) in cash	(13,522)	14,341	819

Cash - beginning	14,341	- 0 -	- 0 -
Cash - ending	$ 819	$ 14,341	$ 819

See accompanying notes to financial statements.

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on November 15, 2002.

The Company is in the development stage. The Company planned to develop a distribution channel in the beauty salon industry selling a comprehensive supply of products utilizing the world wide web. The Company currently has no revenue.

Basis of Accounting

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has selected April 30 as its annual year end.

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

Cash and Equivalent(s)

Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At January 31, 2005, there is no concentration of credit risk from uninsured bank balances.

Revenue Recognition

The Company will recognize income when products are shipped to customers. As of January 31, 2005, the Company had no sales and was still in the development stage.

Start-up and organizational costs

The Company has expensed all start-up costs in the period incurred in accordance with

SOP 98-5.

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 encourages early adoption of the provision of this standard that rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt." We do not expect the adoption of these provisions to have a material impact on our results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. We expect the adoption of this new standard to have an impact on the timing of any future restructuring charges.

NOTE 2 CAPITAL TRANSACTIONS

On November 22, 2002 the founder of the Company was issued 2,000,000 shares of common voting stock at $ .0001 (par value) for a subscription receivable of $ 2,000. .

In April 2004, the Company offered 250,000 shares of their common stock for $ .05 per share. The offering was made in reliance upon exemption from registration provided by Regulation D, Rule 504 of the Securities Exchange Commission. The offering raised $ 12,500.

The Company’s SB-2 registration was accepted by the Securities and Exchange Commission.

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 INCOME TAX

In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109 the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The Company has a net operating loss carry forward of $13,681 which is offset by a $13,681 valuation allowance due the uncertainty surrounding the ultimate realization of these assets.

The loss carryforward expires in 15 years.

NOTE 4 SUBSEQUENT EVENTS

On February 17, 2005, 2,000,000 restricted common shares were acquired by Panetta Partners, Ltd. (A Colorado Limited Partnership)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We were incorporated in the State of Florida on November 15, 2002 and planned to sell beauty supplies to salons over the Internet. In an effort to develop that business, we entered into a contract with a web hosting service on a month to month basis to provide storage for website development and transaction processing. Our temporary website arrangement was suspended to preserve cash and pending new management’s evaluation of the business.

On February 17, 2005, Nicole Demario, our former President, Treasurer, Secretary and principal shareholder entered into a Capital Stock Purchase Agreement (the "Stock Purchase Agreement") with Panetta Partners, Ltd., a Colorado limited partnership ("Panetta"). All conditions to the closing were fulfilled and funds released to Ms. Demario on February 18, 2005.

Under the Stock Purchase Agreement:

    Panetta purchased an aggregate of 2,000,000 restricted shares of our outstanding common stock from Ms. Demario for approximately $620,000
    Ms. Demario resigned as an officer and director.

Panetta, acting in its capacity as our principal stockholder, appointed Sarah Boothe to serve as our sole director, filling the vacancy created by the resignation of Ms. Demario. Ms. Boothe also became President, Secretary and Treasurer.

The 2,000,000 shares purchased by Panetta represent approximately 89% of our outstanding shares. The source of funds for Panetta’s purchase was from Panetta’s own capital resources and no funds were borrowed.

We are negotiating the terms of acquiring a newly formed company which has licensed patents on a series of compounds in the pre-clinical research stage for the treatment of certain viral diseases. The principal terms have been outlined, but no binding agreement has been reached and the completion of the acquisition will require financing. If we enter into an agreement with the company and its shareholders we will promptly disclose the terms of the agreement and other information concerning the research company by filing a Form 8-K, including a copy of the agreement as an exhibit. Such an acquisition, if we can reach an agreement, will require the issuance of a substantial number of shares of our common stock, to the current shareholders of the research company in exchange for 100% of their outstanding stock and to investors to provide financing for the development of the licensed technology.  It will also involve the redemption of a substantial number of our currently outstanding restricted shares held by insiders and a possible split of shares held by non-affiliates.

Critical Accounting Policies

Our accounting policies are described in Note 1 of the consolidated financial statements included in this Quarterly Report on Form 10-QSB for the quarter ended January 31, 2005. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Since we are in the development stage and have had only limited expenditures and no estimates we do not consider any accounting policy to be critical to the understanding of our business.

Results of Operations

Our audited financial statements, which are set forth in Item 1 of this report, reflect our operating results from November 15, 2002 (inception) to January 31, 2005. During the period from inception to January 31, 2005, we had no revenue and our expenses totaled $13,681 substantially all of which was incurred in the nine months ended January 31, 2005.

Panetta Partners, Ltd, our principal shareholder, provides us with an office location without any expectation of repayment.

Liquidity and Capital Resources

Our operating expenses are presently borne by Panetta Partners, our principal shareholder, and will be, except for office and occupancy expenses, will be reimbursed when we have raised working capital.

If the acquisition we are negotiating is completed, we will require substantial additional funds to conduct and sponsor research and development activities, to conduct pre-clinical and clinical testing, and to market the target company’s products. Our future capital requirements will depend on many factors, including continued scientific progress, progress with pre-clinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, our ability to establish collaborative arrangements, effective commercialization activities and arrangements and the purchase or development of additional equipment and facilities. We will need to raise additional funds as a condition of closing. We intend to seek such additional funding through private financings. There can be no assurance that additional financing will be available, or, if available, that such additional financing will be available on terms acceptable to us. If additional funds are raised by issuing debt, we will incur fixed payment obligations, which could delay the time, if any, when we may achieve profitability. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of its principal product candidates or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies, product candidates or products that our prospective acquisition would not otherwise relinquish.

If we are unable to reach a definitive agreement or the acquisition is not completed, we will have to either negotiate with the providers of services to us in connection with the acquisition to compromise their billing or with Panetta Partners for financing to satisfy our obligations. There is no assurance that such negotiations will be successful.

Item 3: Controls and Procedures

Our Chief Executive and Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of January 31, 2004, has concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

There has been no significant change in our internal controls over financial reporting that could significantly affect internal controls subsequent to January 31, 2005.

PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this report:

31.1 Certification of Chief Executive and Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1 Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 29, 2005 VENUS BEAUTY SUPPLY, INC.

By: /s/ Sarah Boothe

Sarah Booth, President

(Chief Executive Officer and Financial Officer)