Form 10KSB
period 2005-04-30
VENUS BEAUTY SUPPLY INC
filed 2005-08-15
CIK 1283383

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File No. 333-103083

VENUS BEAUTY SUPPLY, INC.

(Name of Small Business Issuer in Its Charter)

Florida 333-116480

(State or Other Jurisdiction of (IRS Employer

Incorporation or Organization) Identification Number)

31-51 Steinway StreetLong Island City, NY 11103

(Address of Principal Executive Offices) (Zip Code)

(718) 545-6406

(Issuer’s Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: (None)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: (None)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year. $0

The market value of the common stock held by non-affiliates cannot be estimated since there is no market for the company’s shares.

There were 2,250,000 shares of common stock outstanding as of August 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes ______ No X

INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors." Accordingly, to the extent that this Annual Report contains forward-looking statements regarding possible acquisitions, financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

We were incorporated in the State of Florida on November 15, 2002 and planned sell supplies to the beauty salon industry over the Internet. In an effort to develop that business, we entered into a contract with a web hosting service on a month to month basis to provide storage for website development and transaction processing. Our temporary website arrangement was suspended to preserve cash.

On February 17, 2005, Nicole Demario, our former President, Treasurer, Secretary and principal shareholder, entered into a Capital Stock Purchase Agreement (the "Stock Purchase Agreement") with Panetta Partners, Ltd., a Colorado limited partnership ("Panetta").

Under the Stock Purchase Agreement Panetta purchased an aggregate of 2,000,000 restricted shares of the registrant’s common stock from Ms. Demario and Ms. Demario resigned as an officer and director of the Company. Panetta, acting in its capacity as principal stockholder of the registrant, appointed Sarah Boothe to serve as sole director, filling the vacancy created by the resignation of Ms. Demario. Ms. Boothe also became President, Secretary and Treasurer.

We have entered into a Securities Exchange Agreement with the holders of the outstanding common stock of Fermavir Research, Inc., a Delaware company formed in January 2005 which has licensed patents for the treatment of anti-viral diseases. A copy of the Securities Exchange Agreement is filed as an exhibit to this report. The closing of the acquisition is conditioned upon, among other things:

    a recapitalization of our outstanding stock, including the redemption of a large portion of our restricted outstanding shares and a forward split of the unrestricted shares of our outstanding stock (which may be completed following the closing);
    the completion of a private placement to fund the development of the licensed technology, pay obligations incurred by Fermavir for the acquisition and development of the licensed technology and to finance the recapitalization;
    changes in our management;
    the issuance of a substantial amount of our post-recapitalization stock to the participants in the private placement;

    the issuance of between 9% and 11% of our recapitalized common stock to founders of Fermavir Research depending on the amount of such shares sold in the private placement; and

    the amendment of our articles of incorporation to change the name of the company to "Fermavir Pharmaceuticals, Inc."

Our offices are located at 31-51 Steinway Street, Long Island City, NY 11103. Our telephone number is (718) 545-6406.

We presently do not have a corporate Internet website. Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, are available on the website of the Securities and Exchange Commission at www.sec.gov shortly after they are filed or furnished.

CORPORATE EMPLOYEES

As of April 30, 2005, we had no employees. Our sole director and executive officer, Sarah Boothe, serves without compensation.

RISK FACTORS

Since our plan to develop a business selling supplies to the beauty industry over the internet did not result in any revenue and we have entered into an agreement to acquire a development stage company engaged in therapeutic research and development, there are many risks and uncertainties that could impact our financial position or results of operations.

No existing market

Quotations for our common stock can be found on the Over The Counter Bulletin Board under the symbol "VSBS.OB" and our stock has not traded. Except for the OTC Bulletin Board, there is no existing trading market for our securities. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our securities, the ability of holders of the securities to sell their securities, or the prices at which holders may be able to sell their securities.

The market price of our common stock may be adversely affected by several factors

The market price of our common stock, if a market develops, could fluctuate significantly in response to various factors and events, including:

    our ability to integrate operations, technology, products and services;
    ability of a potential acquisition to execute our business plan;
    operating results below expectations;
    announcements of technological innovations or new products by us or our competitors;
    loss of any strategic relationship;
    industry developments;
    economic and other external factors; and
    period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Past stock performance is not an indication of future performance.

We will require additional funding to execute a business strategy of any company we may acquire or any business we develop. If funding is not available or not available on acceptable terms, we may be required to curtail our activities

We will require substantial additional funds to fund the development of a business. Our future capital requirements will depend on many factors. If we are able to reach an agreement with the company we are currently evaluating, such factors will include continued scientific progress, progress with pre-clinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, our ability to establish collaborative arrangements, effective commercialization activities and arrangements and the purchase or development of additional equipment and facilities. There can be no assurance that additional financing will be available, or, if available, that such additional financing will be available on terms acceptable to us. If additional funds are raised by issuing debt, we will incur fixed payment obligations, which could delay the time, if any, when we may achieve profitability. If adequate funds are not available, we may be required to delay, scale back or eliminate any business plans.

We will have to provide significant detailed financial and other information concerning Fermavir Research if the acquisition is completed, including risks inherent in the development, testing and marketing of therapeutic pharmaceuticals

If we complete the acquisition of Fermavir research, we will file a Form 8-K with the SEC which will contain financial and other information concerning Fermavir’s brief operating history, its research activities, assets risks inherent in research and development and the clinical testing of therapeutic pharmaceuticals and the management of our combined company going forward. Our failure to provide this information within the time periods required will have an adverse impact on our ability to obtain future financing and may invite regulatory scrutiny. We have identified some of the risk factors relating to the Fermavir Research business plan which, assuming the closing of the acquisition, will be detailed in the Form 8-K Report concerning the completion of such acquisition. Such risks include Fermavir Research’s lack of revenue, need for substantial financing, no assurance that its research will yield effective or marketable products, risks related to conducting clinical trials, necessity of obtaining regulatory approvals before marketing any developed products, not being able to protect intellectual property, product liability, that any developed products may not be approved for insurance or governmental health programs and the lack of any marketing experience, among others.

ITEM 2. DESCRIPTION OF PROPERTY

Panetta Partners, our principal stockholder, provides us with an office located in its offices at 31-51 Steinway Street, Long Island City, NY and does not charge us rent. The facilities there are adequate for our limited current operations. In the event we acquire or develop a business we may require additional office or operating facilities.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of our business. We are not currently involved in any such litigation that we believe could have a materially adverse effect on our reported financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended April 30, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Our securities do not currently, and have not in the past, traded on any public market. Thus, there is currently no market for our securities and there can be no assurance that a trading market will develop or, if one develops, that it will continue. The shares of common stock are quoted in the NASD’s OTC Bulletin Board under the symbol "VSBS.OB."

NUMBER OF SHAREHOLDERS

The number of shareholders of record of our Common Stock as of the close of business on August 1, 2005 was 49.

DIVIDEND POLICY

To date, we have declared no cash dividends on our Common Stock, and we do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operation of our business.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any unregistered securities during the three months ended April 30, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies

Our accounting policies are described in Note 1 of the consolidated financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Since we are in the development stage and have had only limited expenditures and no estimates we do not consider any accounting policy to be critical to the understanding of our business.

Results of Operations

Our audited financial statements, which are set forth in Item 7 of this report, reflect our operating results from November 15, 2002 (inception) to April 30, 2005 and for the year ended April 30, 2005. During the period from inception to April 30, 2005, we had no revenue and our expenses totaled $24,117, all of which was incurred in the fiscal year ended April 30, 2005. Substantially all of these expenses were for office and administrative activities related to the early stages of developing plans for our beauty supply business. We entered into an agreement for the hosting of our website prior to our change in control in February 2005 and thereafter suspended that agreement to preserve cash pending our new management’s assessment of plans.

Panetta Partners, Ltd., our principal shareholder, pays for expenses such as accounting and legal fees relating to our reporting responsibility under the Securities Exchange Act of 1934, as well as provides us with an office location without any expectation of repayment. In the event we do not reach an agreement with the company with which we are discussing acquisition and financing or the transaction is not completed and we do not abandon our plan to develop an Internet based beauty supply business, we will incur expenses in this endeavor.

Liquidity and Capital Resources

Most of our operating expenses are borne by Panetta Partners, our principal shareholder, without any expectation of reimbursement.

If we proceed with an acquisition, we will require substantial additional funds to conduct and sponsor research and development activities, to conduct pre-clinical and clinical testing, and to market the target company’s products. Our future capital requirements will depend on many factors, including continued scientific progress, progress with pre-clinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, our ability to establish collaborative arrangements, effective commercialization activities and arrangements and the purchase or development of additional equipment and facilities. We will need to raise additional funds as a condition of closing. We intend to seek such additional funding through private financings. There can be no assurance that additional financing will be available, or, if available, that such additional financing will be available on terms acceptable to us. If additional funds are raised by issuing debt, we will incur fixed payment obligations, which could delay the time, if any, when we may achieve profitability. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of its principal product candidates or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies, product candidates or products that our prospective acquisition would not otherwise relinquish.

ITEM 7. FINANCIAL STATEMENTS

Our audited financial statements follow on the next page.

BAUM & COMPANY, P.A.

Certified Public Accountants

1515 University Drive - Suite 209

Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Venus Beauty Supply, Inc.

We have audited the accompanying balance sheets of Venus Beauty Supply, Inc. ( A Development Stage Company ) as of April 30, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended and cumulatively from inception November 15, 2002 to April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly in all material respects, the financial position of Venus Beauty Supply, Inc. as of April 30, 2005 and and the related statements of operations, stockholders’ equity and cash flows for the years then ended and cumulatively from inception November 15, 2002 to April 30, 2005 in conformity with United States generally accepted accounting principles.

/s/ Baum & Company, P.A.

Coral Springs, Florida

August 1, 2005

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

APRIL 30, 2005

ASSETS

Current Assets Cash	$ 224
Total Assets	$ 224

LIABILITIES AND STOCKHOLDERS= EQUITY

Liabilities	$ 10,000

Stockholders= Equity
Preferred Stock, $.0001 par value, authorized 20,000,000; 0 issued and outstanding	- 0 -
Common Stock, $.0001 par value, authorized 50,000,000; 2,250,000 issued and outstanding	225
Additional paid-in capital	14,275
Accumulated Deficit	(24,276)

Total Stockholders Equity	(9,776)
Total Liabilities and Stockholders= Equity	$ 224

See accompanying notes to financial statements.

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

YEARS ENDED APRIL 30, 2005 AND 2004 AND THE

PERIOD COMMENCING NOVEMBER 15, 2002 (DATE OF INCEPTION)

TO APRIL 30, 2005

years ended April 30,	Operations During Development Stage Date of Inception November 15, 2002

	2005	2004	To April 30, 2005

Revenue	$ - 0 -	$ - 0 -	$ - 0 -

Operating Expenses	24,117	159	24,276

Net Income (Loss) before provision for income taxes	(24,117)	(159)	(24,276)

Provision for income taxes	- 0 -	- 0 -	- 0 -

Net Income (Loss)	$ (24,117)	$ (159)	$ (24,276)

Net Income per common share, basic & diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighed average of shares outstanding	2,250,000	2,000,000	2,250,000

See accompanying notes to financial statements.

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

YEARS ENDED APRIL 30, 2005 AND 2004 AND THE PERIOD (DATE OF INCEPTION)

TO APRIL 30, 2005

years ended April 30	Operations during Development stage Inception to

	2005	2004	April 30, 2005

Cash flows from operations: Net income ( loss )	$ (24,117)	(159)	$ (24,276)

Net cash provided for operations	(24,117)	(159)	(24,276)

Cash flows from financing activities:
Proceeds from stock subscription		2,000	2,000
Issuance of common stock	- 0 -	12,500	12,500
Net cash flows from financing activities	- 0 -	14,500	14,500

Net increase (decrease) in cash	(13,522)	14,341	224

Cash - beginning	14,341	- 0 -	- 0 -

Cash - ending	$ 224	$ 14,341	$ 224

See accompanying notes to financial statements.

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS EQUITY
Number of Shares	Common Stock	Paid in Capital in Excess of Par	Stock Subscription Receivable	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficiency)

BALANCE, NOVEMBER 15, 2002 (INCEPTION)	$ -	$ -	$ -	$ -	$ -	$ -

ISSUANCE OF COMMON STOCK TO FOUNDER AT PAR VALUE	2,000,000	200	1,800	(2,000)	-	-

NET (LOSS) APRIL 30 2003					-	-

BALANCE, APRIL 30, 2003	2,000,000	200	1,800	(2,000)	-	-

PAYMENT OF SUBSCRIPTION RECEIVABLE	-	-	-	2,000		2,000

ISSUANCE OF COMMON STOCK FOR CASH	250,000	25	12,475			12,500

NET (LOSS) APRIL 30, 2004					(159)	(159)

BALANCE APRIL 30, 2004	2,250,000	225	14,275		(159)	14,341
NET (LOSS) APRIL 30, 2005					(24,117)	(24,117)
BALANCE, APRIL 30, 2005	2,250,000	$ 225	$ 14,275	$ -	$ (24,276)	$ (9,776)
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

Cash and Equivalent

Cash and cash equivalents include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At January 31, 2005, there is no concentration of credit risk from uninsured bank balances.

Revenue Recognition

The Company will recognize income when products are shipped to customers. As of April 30, 2005, the Company had no sales and was still in the development stage.

Start-up and organizational costs

The Company has expensed all start-up costs in the period incurred in accordance with SOP 98-5.

VENUS BEAUTY SUPPLY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 CAPITAL TRANSACTIONS

On November 22, 2002 the founder of the company was issued 2,000,000 shares of common voting stock at $ .0001 ( par value ) for a subscription receivable of $ 2,000. .

In April 2004, the Company offered 250,000 shares of their common stock for $.05 per share. The offering was made in reliance upon exemption from registration provided by Regulation D, Rule 504 of the Securities Exchange Commission. The offering raised $ 12,500.

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

The company has a net operating loss carry forward of $24,259 which is offset by a $24,259 valuation allowance due the uncertainty surrounding the ultimate realization of these assets. The loss carryforward expires in 15 years.

NOTE 4 SUBSEQUENT EVENTS

On August 11, 2005, the Company entered into a Securities exchange Agreement with the holders of the outstanding common stock of Fermavir Research, Inc., a Delaware company formed in January 2005 which has licensed patents of the treatment of anti-viral diseases. The closing of the acquisition is conditioned upon, among other things, a recapitalization, the completion of a private placement, changes in management, the issuance of a substantial amount of stock and the amendment of our articles of incorporation to change the name of the Company to "Fermavir Pharmaceuticals, Inc."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of April 30, 2005, has concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

There has been no significant change in our internal controls over financial reporting that could significantly affect internal controls subsequent to January 31, 2005.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person and the date such person became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Our directors and executive officers as of August 1, 2005, are as follows:

Name Age Position

Sarah Boothe 43 President, Secretary and Director

Ms. Boothe graduated from the University of Western Ontario in June 1983. In 1983 Ms. Boothe began her career working for Leasco Realty Inc., a company engaged in commercial real estate in Toronto, Canada. Ms. Boothe remained involved in commercial real estate until December 1988. In January 1989, Ms. Boothe joined Dominion Regalia Limited, a manufacturing and marketing firm located in Toronto, Canada. While at Dominion Regalia, Ms. Boothe was involved in both sales and administrative aspects of the business, holding various positions during her stay at Dominion Regalia, including Sales Manager, General Manager and Vice President. During her tenure at Dominion Regalia, Ms. Boothe was appointed Corporate Secretary, a position she presently holds. In July 2000, Ms. Boothe left Dominion Regalia for personal, family-related reasons. In February 2004, Ms. Boothe became involved in the education field and currently works with The Lawrence Park School in Toronto, Canada.

BOARD MEETINGS, COMMITTEES AND FINANCIAL EXPERTS

Since we have only on director, we do not have a Compensation, Audit or Nominating Committee, and the usual functions of such committees are performed by the entire sole director. Our current sole director would not meet the definition of an audit committee financial expert. We plan to seek additional qualified and independent directors and, at such time as they are appointed, the board of directors will consider the formation of such committees.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 is not applicable to our officers, directors or persons who own more than ten percent of our common stock until we register a class of securities under Section 12 thereunder.

ITEM 10. EXECUTIVE COMPENSATION

We have not paid any compensation to executives since our inception.

COMPENSATION OF DIRECTORS

Directors were not separately compensated for their services in the year ended April 30, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 1, 2005, certain information with respect to our equity securities owned of record or beneficially by (i) each of our officers and directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling stockholder has sole or shared voting power or investment power and also any shares that the selling stockholder has the right to acquire within 60 days. The actual number of shares of Common Stock issuable upon the conversion of the debentures is subject to adjustment depending on, among other factors, the number of shares outstanding at the time of conversion and could be materially less than the number estimated in the table.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage

Panetta Partners, Ltd.	2,000,000	89%

Based on the terms and conditions of the Securities Exchange Agreement with the holders of Fermavir Research, Inc., we anticipate that Panetta Partners will own less than 18% of the company upon the completion of the acquisition and relate recapitalization and private placement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Panetta Partners, our principal shareholder, bears substantially all of our operating expenses.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No. Exhibit Description

2.1 Capital Stock Purchase Agreement between Panetta Partners Ltd. and Nicole Demario dated February 17, 2005. (1)

2.2 Securities Exchange Agreement dated as of August 11, 2005 between

Venus Beauty Supply, Inc and the shareholders of Fermavir Research, Inc.*

3.1 Articles of Incorporation of the Company (2)

3.2 Bylaws of the Company (2)

4.1 Form of Stock Certificate, $.001 par value (2)

9. None

10 None

11. Statement re: computation of per share earnings. See Notes to Financial Statements

13. None

16 None

18. None

21. None

22. None

23. None

24. None

    Certification of Chief Executive and Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). *
    Certification of Chief Executive and Financial Officer pursuant to

18 U.S.C. Section 1350. *

_____________

(1) Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K dated February 18, 2005.

(2) Incorporated by reference to the exhibits filed with the Company’s Form SB-2 Registration Statement, as amended, filed June 15, 2003.

* Filed herewith

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  We incurred aggregate fees and expenses of approximately $6,250 and $7,500 from Baum & Co., P.A. for the 2004 and 2005 fiscal years, respectively.  Such fees were primarily for work completed for our annual audit and reviews of our Form 10-QSB’s.

Audit Related Fees. We did not incur any audit related fees or expenses from Baum & Co., P.A. for the 2005 fiscal year.

Tax Fees.  We incurred no fees from Baum & Co., P.A. for the 2005 and 2004 fiscal years for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees.  We did not incur any other fees from Baum & Co., P.A. during fiscal 2005 or fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2005

VENUS BEAUTY SUPPLY, INC.

By: /s/ Sarah Boothe

Sarah Boothe, President

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature Capacity Date

/s/ Sarah Booth President, Secretary

Sarah Boothe and Director August 15, 2005