Form 10QSB
period 2005-07-31
FERMAVIR PHARMACEUTICALS, INC.
filed 2005-09-15
CIK 1283383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ________________

Commission File No.333-116480

FERMAVIR PHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	16-1639902
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

420 Lexington Avenue, Suite 445, New York, NY 10170
(Address of Principal Executive Office)

(212) 375-2630
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a short-er period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes ☐  No ☒

The number of shares outstanding of the Registrant’s Common Stock, $.0001 par value, as of September 13, 2005 was 16,354,023.

INTRODUCTORY NOTE

This Report on Form 10-QSB for FermaVir Pharmaceuticals, Inc. may contain forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Form 10-KSB for the year ended April 30, 2005 and other periodic reports filed with the SEC, including our Form 8-K dated August 16, 2005, as amended. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1:          Financial Statements

FERMAVIR PHARMACEUTICALS, INC.
(FORMERLY VENUS BEAUTY SUPPLY, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JULY 31, 2005

ASSETS
CURRENT ASSETS
Cash	$0
Total current assets	0

Total Assets	$0
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$10,000
Total current liabilities	10,000

Total Liabilities	$10,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0. 001 par value, 20,000,000 shares authorized; none issued and outstanding	$0
Common stock, $0. 0001 par value, 100,000,000 shares authorized; 79,380,000 shares issued and outstanding	7,938
Additional paid in capital	6,562
Deficit accumulated during the development stage	(24,500)

Total stockholders’ equity (deficit)	(10,000)

Total Liabilities and Stockholders’ Equity (Deficit)	$0

The accompanying notes are an integral part of the financial statements

FERMAVIR PHARMACEUTICALS, INC.
(FORMERLY VENUS BEAUTY SUPPLY, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31 2005 AND 2004 AND FOR THE PERIOD FROM NOVEMBER 15, 2002, (INCEPTION) TO JULY 31, 2005

	FOR THE PERIOD NOVEMBER 15, 2002 (INCEPTION) TO JULY 31,	THREE MONTHS ENDED JULY 31,
	2005	2005	2004

REVENUES	$0	$0	$0

OPERATING EXPENSES	24,500	224	4,055

Operating loss before interest expense	(24,500)	(224)	(4,055)

INTEREST EXPENSE	0	0	0

Loss before provision for income taxes	(24,500)	(224)	(4,055)
Income taxes	-0-	-0-	-0-
Net income (loss)	$(24,500)	$(224)	$(4,055)
Per Share (loss)		$0.00	$0.00
Weighted average number of common shares outstanding		79,380,000	79,380,000

The accompanying notes are an integral part of the financial statements

FERMAVIR PHARMACEUTICALS, INC.
(FORMERLY VENUS BEAUTY SUPPLY, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31 2005 AND 2004 AND FOR THE PERIOD FROM NOVEMBER 15, 2002, (INCEPTION) TO JULY 31, 2005

	FOR THE PERIOD NOVEMBER 15, 2002 (INCEPTION) TO JULY 31,	THREE MONTHS ENDED JULY 31,
	2005	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,500)	$(224)	$(4,055)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation
Changes in operating assets and liabilities:

Increase (decrease) in accounts payable	10,000	0	0

Net cash provided (used) by operating activities	(14,500)	(224)	(4,055)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock	14,500	0	0
Net cash provided (used) by financing activities	14,500	0	0
Net increase (decrease) in cash	0	(224)	(4,055)
CASH and equivalents, beginning of period	0	224	14,341
CASH and equivalents, end of period	$0	$0	$10,286
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$0	$0	$0
Payment of interest in cash	$0	$0	$0

The accompanying notes are an integral part of the financial statements

FERMAVIR PHARMACEUTICALS, INC.
(FORMERLY VENUS BEAUTY SUPPLY, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1	SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on November 15, 2002. Effective August 16, 2005, the company changed its name to Fermavir Pharmaceuticals, Inc. The Company is in the development stage. The Company plans to develop a distribution channel in the beauty salon industry selling a comprehensive supply of products utilizing the world wide web. The company currently has no operations.

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

Cash and Equivalent

Cash and cash equivalents include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At July 31, 2005, there is no concentration of credit risk from uninsured bank balances.

Revenue Recognition

The Company will recognize income when products are shipped to customers. As of July 31, 2005, the Company had incurred no sales and was still in the development stage.

Start–up and organizational costs

The Company has expensed all start-up costs in the period incurred in accordance with SOP 98-5.

Interim Statements

The financial statements for the three months ending July 31, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the three months are not indicative of a full year of results.

Development Stage

The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $ 24,500.

Net Earnings (Losses) Per Share

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of July 31, 2005, there are no outstanding stock options or stock warrants that would have affected the computation.

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

FERMAVIR PHARMACEUTICALS, INC.
(FORMERLY VENUS BEAUTY SUPPLY, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2	CAPITAL TRANSACTIONS

On August 16, 2005, the Company initiated a 35.28 for one stock split and restored the authorized capital stock to 120,000,000 shares, of which 100,000,000 shares are common stock, $.0001 par value and 20,000,000 shares are preferred stock, $.001 par value. The amendment was effective August 22, 2005. All share and per share data has been restated for this stock split.

On November 22, 2002 the founder of the Company was issued 70,560,000 shares of common voting stock at $ .0001 ( par value ) for a subscription receivable of $ 2,000, that was paid in 2004.

In April 2004, the Company offered 8,820,000 shares of their common stock. The offering was made in reliance upon exemption from registration provided by Regulation D, Rule 504 of the Securities Exchange Commission. The offering raised $ 12,500.

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

The Company has a net operating loss carry forward of $24,500 which is offset by a $24,500 valuation allowance due the uncertainty surrounding the ultimate realization of these assets. The loss carryforward expires progressively in 15 years from 2002.

	Year Ending
	April 30, 2004	April 30, 2003
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	—%	—%

FERMAVIR PHARMACEUTICALS, INC.
(FORMERLY VENUS BEAUTY SUPPLY, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENT

NOTE 4	SUBSEQUENT EVENTS

On August 16, 2005 the Company issued 1,829,000 shares of restricted common stock in exchange for all of the outstanding shares of capital stock of FermaVir Research Inc. and issued 1,850,000 options under a newly adopted Equity Plan in satisfaction of options that were outstanding to purchase shares of FermaVir Research.

On August 16, 2005 the Company adopted the FermaVir Pharmaceuticals, Inc. 2005 Equity Compensation Incentive Plan (the “Equity Plan”). The Equity Plan authorizes the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non–statutory options and restricted stock awards with respect to up to 7,500,000 shares of common stock.

Also, simultaneously with the acquisition, the Company sold 2,825,000 shares of our common stock and 423,750 five year warrants for $2,118,390 in a private placement. In addition, the Company redeemed the now equivalent of 67,680,000 shares of common stock from Panetta Partners, Inc., a principal shareholder for $750,000 ($0.011 per share), of which $350,000 was paid by issuance of a 6% unsecured promissory note due November 15, 2005. The promissory note is due with interest on November 15, 2005 and requires prepayment of principal from the net proceeds received from the sale of securities or borrowing.

On August 16, 2005 the Company entered into a three year consulting agreement at a base annual compensation of $198,000, to be effective November 15, 2005.

In July 2005, the Company entered into a seven year office lease, commencing September 2005, at an annual rent of approximately $90,000.

Item 2:     Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements included in this Quarterly Report on Form 10-QSB. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

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

On February 17, 2005, Nicole Demario, our former President, Treasurer, Secretary and principal shareholder entered into a Capital Stock Purchase Agreement (the "Stock Purchase Agreement") with Panetta Partners, Ltd., a Colorado limited partnership (“Panetta”). All conditions to the closing were fulfilled and funds released to Ms. Demario on February 18, 2005.

On August 16, 2005, we acquired all of the outstanding shares of FermaVir Research, Inc., a Delaware corporation (“FermaVir Research”) pursuant to a Securities Exchange Agreement dated August 11, 2005, between us and the shareholders of FermaVir Research (the “Exchange Agreement”), completed a redemption of outstanding shares, closed on a private placement of securities and took action to split our outstanding common stock and changed our name from “Venus Beauty Supply, Inc.” to “FermaVir Pharmaceuticals, Inc.”

On August 16, 2005 we approved an amendment to our Florida Articles of Incorporation which changes our corporate name to “Fermavir Pharmaceuticals, Inc.”, split our outstanding common stock 35.28 for one and restored our authorized capital stock to 120,000,000 shares, of which 100,000,000 shares are common stock, $.0001 par value and 20,000,000 shares are preferred stock, $.001 par value. The amendment was effective August 22, 2005. We also amended our by-laws to (1) fix the maximum number of directors at 11; (2) provide for the appointment of a chairman of the board; (3) permit the payment of a flat amount for attending meetings of the board; (4) clarify the authority of vice presidents; (5) require indemnification of officers and directors to the fullest extent permitted by Florida law; and (6) provide for the issuance of stock certificates rather than book-entry.

On August 16, 2005 we adopted the FermaVir Pharmaceuticals, Inc. 2005 Equity Compensation Incentive Plan (the “Equity Plan”) by consent of our then sole director and consent of more than a majority of our outstanding shares. The Equity Plan authorizes the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory options and restricted stock awards with respect to up to 7,500,000 shares of our common stock.

We issued 1,829,000 shares of our restricted common stock in exchange for all of the outstanding shares of capital stock of FermaVir Research and issued 1,850,000 options under our newly adopted Equity Plan in satisfaction of options that were outstanding to purchase shares of FermaVir Research. Simultaneously with the acquisition, we sold 2,825,000 shares of our common stock and 423,750 five year warrants to 17 accredited investors for $2,118,390 in a private placement. In addition, we redeemed the now equivalent of 67,680,000 shares of our common stock from Panetta Partners, Inc., a principal shareholder for $750,000 ($0.011 per share), of which $350,000 was paid by our issuance of a 6% unsecured promissory note due November 15, 2005. The promissory note is due with interest on November 15, 2005 and requires prepayment of principal from the net proceeds received by us from the sale of securities or borrowings. The note contains standard acceleration provisions which may require us to pay the full principal balance of the note in the event of insolvency, bankruptcy or our failure to comply with material agreements between us and the note holder and its affiliates.

The shares issued for the acquisition and private placement, after the repurchase of stock, constitute approximately 57% of our outstanding common stock.

FermaVir Research is a development stage biotechnology company that has licensed patents on a series of compounds for the treatment of viral diseases including compounds for the treatment of varicella zoster virus (“VZV”), the causative agent for shingles and chickenpox and human cytomegalovirus (“CMV”), a member of the herpes virus group which includes the viruses that cause chicken pox, mononucleosis, herpes labialis (cold sores) and genitalis (genital herpes). FermaVir Research has performed preclinical studies on its compounds and has selected a clinical candidate for development for the treatment of shingles. FermaVir Research’s clinical candidate is currently undergoing extensive preclinical  testing.  FermaVir Research is contracting and supervising the pharmacology and safety studies of its clinical candidate in order to file an Investigational New Drug Application (IND) with the Food and Drug Administration (FDA).  Upon acceptance of the IND, FermaVir Research intends to commence Phase I safety studies of its clinical candidate for the treatment of shingles in humans. In addition, FermaVir Research intends to identify from its proprietary anti-viral compounds, a clinical candidate for the treatment of CMV infections in transplant patients. FermaVir Research is also currently seeking other opportunities and technologies for in-licensing from academic, research institutions and commercial sources which would complement and enhance its business.

Critical Accounting Policies

Our accounting policies are described in Note 1 of the consolidated financial statements included in this Quarterly Report on Form 10-QSB for the quarter ended July 31, 2005. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Since we are in the development stage and have had only limited expenditures and no estimates we do not consider any accounting policy to be critical to the understanding of our business.

Results of Operations

Our financial statements, which are set forth in Item 1 of this report, reflect our operating results from November 15, 2002 (inception) to July 31, 2005. During the period from inception to July 31, 2005, we had no revenue and our expenses totaled $24,500 substantially all of which was incurred in the year ended April 30, 2005.

On July 1, 2005, we entered into a seven year lease for our corporate headquarters in New York City commencing September 1, 2005 with an approximate rent of $90,000 annually through August 2012.

Liquidity and Capital Resources

As a result of the acquisition of FermVir Research and the related private placement of common stock subsequent to July 31, 2005, we have approximately $950,000 as of August 16, 2005 and are continuing our efforts to raise capital.

We will require substantial additional funds to conduct and sponsor research and development activities, to conduct pre-clinical and clinical testing, and to market the target company’s products. Our future capital requirements will depend on many factors, including continued scientific progress, progress with pre-clinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, our ability to establish collaborative arrangements, effective commercialization activities and arrangements and the purchase or development of additional equipment and facilities. We intend to seek additional funding through private financings. There can be no assurance that additional financing will be available, or, if available, that such additional financing will be available on terms acceptable to us. If additional funds are raised by issuing debt, we will incur fixed payment obligations, which could delay the time, if any, when we may achieve profitability. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of its principal product candidates or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies, product candidates or products that our prospective acquisition would not otherwise relinquish.

Item 3:     Controls and Procedures

Our Chief Executive and Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of July 31, 2005, has concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

There has been no significant change in our internal controls over financial reporting that could significantly affect internal controls subsequent to July 31, 2005.

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

Dated: September 15, 2005	FERMAVIR PHARMACEUTICALS, INC.

	By:	/s/ Geoffrey W. Henson

Geoffrey W. Henson, President (Chief Executive Officer and Financial Officer)