Form 10QSB
period 2005-10-31
FERMAVIR PHARMACEUTICALS, INC.
filed 2005-12-20
CIK 1283383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005

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

(212) 413-0802
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

The number of shares outstanding of the Registrant’s Common Stock, $.0001 par value, as of December 20, 2005 was 17,389,216.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Form 10-KSB for the year ended April 30, 2005 and other periodic reports filed with the SEC, including our Form 8-K dated August 16, 2005, as amended on September 6, 2005. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1:          Financial Statements

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31, 2005	April 30, 2005

Assets

Current assets:
Cash	$755,995	$224
Prepaid expenses	46,141	0
Total current assets	802,136	224

Property and equipment, net	25,787	0
Deposit	43,890	0
Total assets	$871,813	$224

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$289,886	$10,000
Note payable	115,345	0
Total current liabilities	405,231	10,000

Deferred rent	8,525	0
Total liabilities	413,756	10,000

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, $0.001 par value, 20,000,000 shares authorized,
no shares outstanding	0	0
Common stock, $0.0001 par value, 100,000,000 shares authorized,
17,053,216 and 79,380,000 issued and outstanding at
October 31, 2005 and April 30, 2005, respectively	1,705	7,932
Additional paid-in capital	4,001,658	6,568
Less subscription receivable	(5,600)	0
Deferred stock-based compensation	(319,829)	0
Deficit accumulated during development stage	(3,219,877)	(24,276)
Total stockholders' equity (deficiency)	458,057	(9,776)
Total liabilities and stockholders' equity (deficiency)	$871,813	$224

The accompanying notes are an integral part of these financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31		Six Months Ended October 31		For the period November 15, 2002 (Inception) to October 31,
	2005	2004	2005	2004	2005
Revenues	$0	$0	$0	$0	$0

Operating expenses:
Research and development	291,272	0	291,272	0	291,272
Estimated charge for acquired in-process research and development	2,695,054	0	2,695,054	0	2,695,054
General and administrative	206,544	20	206,768	4,075	231,044
Total operating expenses	3,192,870	20	3,193,094	4,075	3,217,370
Operating loss	(3,192,870)	(20)	(3,193,094)	(4,075)	(3,217,370)

Other (income) expense:

Interest income	(1,866)	0	(1,866)	0	(1,866)
Interest expense	4,373	0	4,373	0	4,373
Total other expense	2,507	0	2,507	0	2,507
Net loss	($3,195,377)	($20)	($3,195,601)	($4,075)	($3,219,877)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.00)	$(0.06)	$(0.00)

Weighted average shares of common stock outstanding:
Basic and diluted	27,368,262	79,380,000	53,374,131	79,380,000

The accompanying notes are an integral part of these financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
(Unaudited)

								Deficit
							Deferred	Accumulated
					Additional		Stock-	During
	Preferred Stock		Common Stock		Paid-In	Subscription	Based	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Balance, November 15, 2002 (Inception)	0	$0	0	$0	$0	$0	$0	$0	$0

Issuance of common stock to founders for subscription receivable at $0.00003 per share			70,560,000	7,050	(5,050)	(2,000)			0

Balance, April 30, 2003	0	0	70,560,000	7,050	(5,050)	(2,000)	0	0	0

Payment of subscription receivable						2,000			2,000

Issuance of common stock for cash at $0.0014 per share			8,820,000	882	11,618				12,500

Net loss								(159)	(159)

Balance, April 30, 2004	0	0	79,380,000	7,932	6,568	0	0	(159)	14,341

Net loss								(24,117)	(24,117)

Balance, April 30, 2005	0	0	79,380,000	7,932	6,568	0	0	(24,276)	(9,776)

Issuance of common stock and warrants for cash at $0.75 per share net of expenses			3,524,193	352	2,612,965				2,613,317

Stock issued in connection with the acquisition of FermaVir Research, Inc. valued at $0.70 per share			1,829,000	183	1,280,117	(5,600)			1,274,700

Redemption and retirement of stock at $0.011 per share			(67,679,977)	(6,762)	(743,238)				(750,000)

Issuance of stock options to consultants					508,698				508,698

Issuance of stock options to directors and employee					336,548		(336,548)		0

Amortization of deferred stock-based compensation							16,719		16,719

Net loss								(3,195,601)	(3,195,601)

Balance, October 31, 2005	0	$0	17,053,216	$1,705	$4,001,658	($5,600)	($319,829)	($3,219,877)	$458,057

The accompanying notes are an integral part of these financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31		For the period November 15, 2002 (Inception) to October 31,
	2005	2004	2005
Operating activities:

Net loss	$(3,195,601)	$(4,075)	$(3,219,877)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charge for the write-off of estimated acquired in-process research and development	2,695,054	0	2,695,054
Depreciation	1,265	0	1,265
Amortization of deferred stock based compensation	16,719	0	16,719
Non-cash charge for issuance of warrants for services	3,863	0	3,863
Changes in operating assets and liabilities, net of acquisition:
Decrease in prepaid expenses	6,129	0	6,129
Increase in deposit	(43,890)	0	(43,890)
Decrease in accounts payable and accrued expenses	(11,839)	0	(1,839)
Increase in deferred rent	8,525	0	8,525

Net cash used in operating activities	(519,775)	(4,075)	(534,051)

Investing activities:

Purchase of property and equipment	(27,052)	0	(27,052)
Cash acquired in acquisition	27,156	0	27,156

Net cash provided by investing activities	104	0	104

Financing activities:

Proceeds from sale of common stock net of expenses	2,613,317	0	2,627,817
Redemption of common stock	(400,000)	0	(400,000)
Repayment of notes payable to related party	(937,875)	0	(937,875)

Net cash provided by financing activities	1,275,442	0	1,289,942

Net change in cash	755,771	(4,075)	755,995

Cash - Beginning of period	224	14,341	0

Cash - End of period	$755,995	$10,266	$755,995

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock in business combination	$1,280,300	$0	$1,280,300
Assumption of consultants' options in connection with business combination	508,698	0	508,698
Assumption of employee options in connection with business combination	303,348	0	303,348
Issuance of stock options to directors	33,200	0	33,200
Net liabilities assumed in business combination	785,992	0	785,992
Note payable issued in connection with redemption of shares	350,000	0	350,000

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1)        Business

Fermavir Pharmaceuticals, Inc. (the "Company") was organized under the laws of the State of Florida on November 15, 2002 as Venus Beauty Supply, Inc. The Company had no operations through August 16, 2005. On that date, it acquired 100% of the outstanding common shares of Fermavir Research, Inc. ("FermaVir"), raised funds through the sale of common stock, and changed its name to Fermavir Pharmaceuticals, Inc.

Through its wholly-owned subsidiary, the Company has licensed patents on a series of compounds for the treatment of viral diseases including compounds for the treatment of varicella zoster virus (“VZV”), the causative agent for shingles and chickenpox and human cytomegalovirus (“CMV”), a member of the herpes virus group which includes the viruses that cause chickenpox, mononucleosis, herpes labialis (cold sores) and genitalis (genital herpes).

Additionally, through its wholly-owned subsidiary, the Company has performed preclinical studies on its compounds and has selected a clinical candidate for development for the treatment of shingles. The Company’s clinical candidate will undergo extensive preclinical testing. The Company intends to contract and supervise the pharmacology and safety studies of its clinical candidate in order to file an Investigational New Drug Application ("IND") with the Food and Drug Administration.

Upon acceptance of the IND, the Company intends to commence Phase I safety studies of its clinical candidate for the treatment of shingles in humans. In addition, the Company intends to identify from its proprietary anti-viral compounds, a clinical candidate for the treatment of CMV infections in transplant patients. The Company is also currently seeking other opportunities and technologies for in-licensing from academic, research institutions, and commercial sources which would complement and enhance its business.

The Company’s primary activities have been organizational in nature, including recruiting personnel, establishing office facilities, licensing patents, conducting research and development, performing business and financial planning, and raising capital. Since inception, the Company has not generated any revenues and, accordingly, is considered to be in the development stage.

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2)        Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending April 30, 2006 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with audited financial statements of the Company as of and for the year ended April 30, 2005, which are included in the Company’s Annual Report on Form 10-KSB for such year, and our Form 8-K dated August 16, 2005, as amended on September 6, 2005 and November 1, 2005. The condensed consolidated balance sheet as of April 30, 2005 has been derived from the audited consolidated financial statements included in the Form 10-KSB for that year.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses totaling $3,219,877 from November 15, 2002 (Inception) to October 31, 2005 and has limited working capital. The Company has sustained operating losses since its inception and expects such losses to continue over the next several years. Management plans to continue financing the operations with a combination of equity issuances and debt arrangements. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate its research or development programs, or cease operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the disclosure of contingent liabilities at the date of the financial statements as well as the reported expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments. Management bases estimates on its historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for furniture and equipment on a straight-line basis over their estimated useful lives of five and three years, respectively.

Research and Development

Research and development expenses consist of costs incurred to further the Company’s research and development activities and include salaries and related employee benefits, costs associated with clinical trials, non-clinical activities such as testing, regulatory activities, and fees paid to external service providers and contract research organizations who conduct certain research and development activities on behalf of the Company. Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock options, common stock, and other similar equity instruments issued to employees as compensation using fair value based methods pursuant to Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, the Company estimates the fair value of stock options using an option-pricing model (the Black-Scholes model) that meets criteria set forth in SFAS 123 and common stock using its market value. It records such value through charges to deferred stock-based compensation and corresponding credits to additional paid-in capital. Deferred stock-based compensation is amortized to expense over the vesting period.

In accordance with SFAS 123, all other issuances of common stock, stock options, or other equity instruments to employees and non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the Emerging Issues Task Force of the Financial

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accounting Standards Board for Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

3)        Acquisition of FermaVir Research, Inc.

On August 16, 2005, the Company issued 1,829,000 common shares in exchange for all outstanding common shares of FermaVir. Additionally, the Company exchanged 1,850,000 options to purchase common stock of the Company with the holders of all outstanding options to purchase common stock of FermaVir as of that date.

After the completion of this transaction and the additional related simultaneous transactions described in Note 7, the stockholders of the Company owned approximately 70% of the combined company. Consequently, the acquisition of FermaVir has been accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. Under the purchase method, assets acquired and liabilities assumed by the Company are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

The purchase price of $2,239,566 consisted of 1,829,000 shares of common stock having an estimated fair value of $0.70 per share aggregating $1,280,300, options with a calculated fair value of $808,183, and transaction costs of $151,083.

The purchase price was preliminarily allocated as follows:

Assets acquired:
Cash	$27,156
Acquired in-process research and development	2,695,054
Deferred stock-based compensation	303,348
Prepaid expenses	52,270
Other current assets	5,600
3,083,428

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Liabilities assumed:
Accounts payable and accrued expenses	140,642
Note payable	703,220
843,862

Purchase price	$2,239,566

The value of $0.70 per share used to calculate the purchase price was estimated by utilizing the actual price of $0.75 per share price paid by new investors on the same date for a combination of common stock and warrants, less the estimated fair value per share attributable to the warrants.

The purchase price paid by the Company in excess of the net assets of FermaVir of $2,695,054 was allocated to acquired in-process research and development. As required by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method", the Company recorded a charge in its statements of operations for the three and six months ended October 31, 2005 for that amount. However, a valuation of FermaVir, the acquired entity, has not been performed. Consequently, the allocation of the purchase price to acquired in-process research and development is preliminary and subject to revision upon the completion of formal studies and valuations.

The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company and FermaVir, as if the acquisition had occurred on May 1, 2005 and 2004 instead of August 16, 2005. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the period.

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2005	2004	2005
Net loss	$(5,270)	$(501,244)	$(14,575)	$(506,718)

Weighted average number of common shares outstanding	16,354,023	16,407,222	16,354,023	16,380,623

Loss per common share - Basic and diluted	$(0.00)	$(0.03)	$(0.00)	$(0.03)

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4)        Property and Equipment:

Property and equipment consist of furniture and computer stated at cost. Depreciation expense for the three and six months ended October 31, 2005 and for the period November 15, 2002 (Inception) to October 31, 2005 was $1,265. As of October 31, 2005, property and equipment consisted of the following:

Furniture	$11,615
Equipment	15,437
27,052
Less accumulated depreciation	1,265
Property and equipment, net	$25,787

5)        Licensing Agreement and Commitments

On February 2, 2005, FermaVir entered into a Patent and Technology License Agreement (the "License Agreement") with University College Cardiff Consultants Limited ("Cardiff"), an affiliate of Cardiff University located in the United Kingdom, for a series of pharmaceutical compounds for the treatment of viral diseases.

Under the terms of this License Agreement, the Company, through its wholly-owned subsidiary, has the exclusive, worldwide rights to research, develop, and commercially exploit such technology during the period of existing patent protection which extends from fifteen to twenty years in targeted markets in North America, Western European nations, Japan, Australia, and New Zealand and any new related patents. Remaining obligations under this License Agreement consist of milestone payments aggregating $550,000 during the clinical trial phase of development for each product, and royalty payments based upon net sales of such products as defined in the Agreement. Additionally, the Company is obligated to make good faith expenditures of at least $2,000,000 for the clinical development of at least one pharmaceutical compound during the initial three years of the License Agreement. As of October 31, 2005, no milestone payments were due to Cardiff.

6)        Notes Payable to Related Party

On February 2, 2005, FermaVir signed a promissory note with a related party whereby that related party made disbursements to third parties on FermaVir's behalf and loaned FermaVir monies. This note accrued interest at 6% per annum and was scheduled to

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

mature in February 2006. The principal amount of $703,220 and accrued interest of $10,932 due in connection with this note was paid in full on August 16, 2005.

On August 16, 2005, the Company signed a $350,000 promissory note with the same related party in connection with the redemption of common shares as described in Note 7. This note bears interest at 6% per annum and is due on November 15, 2005. On October 24, 2005, the Company made a payment of $238,625 consisting of principal of $234,655 and interest of $3,970. The remaining principal amount due on this note as of October 31, 2005 was $115,345. On November 4, 2005, $112,500 was repaid by the Company through the issuance of common stock and warrants as described in Note 7 and the remaining principal and accrued interest totaling $3,003 was paid to the related party.

7)        Stockholders' Equity

Stock Split

On August 16, 2005, the Company initiated a 35.28 for one stock split effective August 22, 2005 resulting in authorized capital stock of 120,000,000 shares consisting of 100,000,000 shares of common stock with $0.0001 par value and 20,000,000 shares of preferred stock with $0.001 par value. All share and per share data have been restated for this stock split.

Financing Activities

On August 16, 2005, the Company issued 1,829,000 common shares in exchange for all outstanding common shares of FermaVir. Additionally, the Company exchanged 1,850,000 options to purchase common stock of the Company with the holders of all outstanding options to purchase common stock of FermaVir as of that date.

Simultaneously, on August 16, 2005, the following related transactions occurred:

a)
The Company issued 2,825,000 shares of common stock and warrants to purchase 423,750 shares of common stock to new investors at a price of $.75 per share and received net proceeds of $2,092,486. The warrants expire on August 16, 2010 and have an exercise price of $1.50 per share; and

b)
The Company redeemed and cancelled 67,679,977 common shares held by a related party for total consideration of $750,000 consisting of $400,000 in cash and the issuance of a $350,000 promissory note to that related party as previously described in Note 6.

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On October 24, 2005, the Company issued 699,193 shares of common stock and warrants to purchase 104,879 shares of common stock and received net proceeds of $520,831 at a price of $.75 per share. The warrants expire on October 24, 2010 and have an exercise price of $1.50 per share. This transaction was on the same basis as the 2,825,000 shares and 423,750 warrants privately placed on August 16, 2005.

On November 4, 2005, the Company issued 150,000 shares of common stock and warrants to purchase 22,500 shares of common stock with a combined estimated fair value of approximately $250,000 to a related party in payment of $112,500 due under a note payable. The difference between those amounts will be charged to expense in the quarter ending January 31, 2006. The warrants expire on November 4, 2010 and have an exercise price of $1.50 per share

On December 1, 2005, the Company issued 186,000 shares of common stock and warrants to purchase 27,900 shares of common stock and received net proceeds of $137,500 at a price of $.75 per share. The warrants expire on December 1, 2010 and have an exercise price of $1.50 per share. This transaction was on the same basis as the 2,825,000 shares and 423,750 warrants privately placed on August 16, 2005.

8)        Stock Options and Warrants

On August 16, 2005, the Company adopted the FermaVir Pharmaceuticals, Inc. 2005 Equity Compensation Incentive Plan (the “Equity Plan”). The Equity Plan authorizes the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory options and restricted stock awards with respect to up to 7,500,000 shares of common stock.

On August 16, 2005, the Company exchanged 1,050,000 options to purchase common stock of the Company with the holders of outstanding options to purchase common stock of FermaVir as of that date. These options are 100% vested, expire in 2016, and have an exercise price of $0.75 per share. The estimated fair value of these warrants of $504,835 was included in the purchase price of FermaVir.

On August 16, 2005, the Company exchanged 800,000 options to purchase common stock of the Company with the holder of outstanding options to purchase common stock of FermaVir as of that date. These options vest in varying amounts through 2010, expire in 2016, and have an exercise price of $1.10 per share. The estimated fair value of these warrants of $303,348 was included in the purchase price of FermaVir. The Company recorded non-cash expense of $15,799 for the amortization of deferred stock based compensation related to these options for

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the three and six months ended October 31, 2005 and during period from November 15, 2002 (Inception) to October 31, 2005.

On September 1, 2005, the Company, in connection with a professional services agreement, granted warrants to purchase 36,000 shares of common stock at an exercise price of $0.85 for a period of five years. The Company calculated the fair value of the warrants as of the grant date to be $3,863, reflecting the terms of the agreement, recorded non-cash expense of $3,863 for the three and six months ended October 31, 2005 and during period from November 15, 2002 (Inception) to October 31, 2005.

On September 24, 2005, the Company granted options to members of the Board of Directors to purchase 300,000 shares of common stock at an exercise price of $1.25 for a period of ten years. Such options vest ratably on the first, second, and third anniversary dates of the grant. The Company recorded deferred stock-based compensation of $33,200 in its Statements of Stockholders' Equity (Deficiency) and paid-in capital for the same amount based on the calculated fair value as of the grant date. The Company recorded non-cash expense of $920 for the amortization of deferred stock-based compensation for the three and six months ended October 31, 2005 and during period from November 15, 2002 (Inception) to October 31, 2005.

Additionally, on November 1, 2005, the Company, in connection with a professional services agreement, granted warrants to purchase 150,000 shares of common stock at an exercise price of $1.10 for a period of five years. The options vested immediately. The Company has estimated the fair value of these warrants as of the grant date to be approximately $95,000 and will charge this amount to expense in the quarter ending January 31, 2006.

Additionally, on December 12, 2005, the Company, in connection with a professional services agreement, granted warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 for a period of three years. The options vested immediately. The Company has estimated the fair value of these warrants as of the grant date to be approximately $650,000 and will charge this amount to expense in the quarter ending January 31, 2006.

The fair value of options and warrants granted during the period from November 15, 2002 (Inception) to October 31, 2005 was estimated at the date of grant using the following assumptions:

Dividend yield	0%
Risk-free interest rate	4.0% to 4.5%
Volatility	80%
Expected life	3.7 to 5 years

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9)        Consulting Agreement With Related Party

On August 16, 2005, the Company entered into an agreement with the Company's non-employee Chairman of the Board (the “Chairman”) in connection with business development, strategic planning, capital markets and corporate financing consulting advice and services. The term of this agreement is for three years with automatic renewal features for successive one year periods and commenced on November 15, 2005. Under this agreement, the Chairman will be compensated $16,500 per month and is eligible to earn a cash bonus of up to 15% of compensation for each calendar year of the term based upon meeting performance objectives and other criteria determined by the Board of Directors.

10)       Facility Lease

In July 2005, FermaVir entered into a Lease Agreement (the "Lease Agreement") for the rental of office space for a seven year period commencing September 2005 for use as its corporate headquarters. Under the terms of the Lease Agreement, the Company pays annual rent plus certain real estate tax and utility adjustments. The Company charges rent expense to operations on a straight-line basis based upon the aggregate amount of rental payments due under the Lease Agreement. Rent expense for the three and six months ended October 31, 2005 and for the period November 15, 2002 (Inception) to October 31, 2005 was $15,841.

Future minimum lease payments under this lease in each of the five fiscal years subsequent to October 31, 2005 and thereafter are as follows:

Fiscal years ending April 30:

2006	$43,000
2007	90,000
2008	92,000
2009	95,000
2010	98,000
Thereafter	239,000
Total	$657,000

Item 2:          Management’s Discussion and Analysis or Plan of Operation

Overview

Since inception on November 15, 2002 through October 31, 2005, we have sustained cumulative net losses of $3,219,877. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through October 31, 2005, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial products and we do not expect to have any for the foreseeable future. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve.

Plan of Operation

We are a development stage biotechnology company that has licensed patents for a series of compounds for the treatment of viral diseases including compounds for the treatment of varicella zoster virus (“VZV”), the causative agent for shingles and chickenpox and human cytomegalovirus (“CMV”), a member of the herpes virus group which includes the viruses that cause chickenpox, mononucleosis, herpes labialis (cold sores) and genitalis (genital herpes). We have performed preclinical studies on a series of our compounds and have selected a clinical candidate, CF-1743, for development for the treatment of shingles. Our clinical candidate is currently undergoing extensive preclinical testing. We are contracting and supervising the pharmacology and safety studies of our clinical candidate in order to file an Investigational New Drug Application (IND) with the Food and Drug Administration (FDA). Upon acceptance of the IND, we intend to commence Phase I safety studies of our clinical candidate for the treatment of shingles in humans. In addition, we intend to identify from our proprietary anti-viral compounds, a clinical candidate for the treatment of CMV infections in transplant patients. We are also currently seeking other opportunities and technologies for in-licensing from academia, research institutions and commercial sources which would complement and enhance our business.

On November 30, 2005, we submitted a pre-IND submission to the FDA requesting a consultation on our proposed plan for development of CF-1743 for the treatment of shingles. We expect a reply with respect to this plan from the FDA in January 2006.

Results of Operations – Three Months Ended October 31, 2005 Compared To The Three Months Ended October 31, 2004

During the three month periods ended October 31, 2005 and 2004, we had no revenue. We do not expect to have revenues relating to our product candidates for several years, if at all.

Research and development expense for the quarter ended October 31, 2005 was $291,272 as compared to $0 for the comparable period in 2004. This increase is due to the performance of preclinical studies with three specific compounds resulting in the selection of a clinical candidate, CF-1743, for development for the treatment of shingles.

The in-process research and development charge for the quarter ended October 31, 2005 of $2,695,054 represents the amount preliminarily allocated to in-process research and development in connection with our acquisition of FermaVir Research, Inc. on August 16, 2005. This amount was immediately charged to expense in accordance with accounting principles generally accepted in the United States of America and represents the purchase price paid by us in excess of the net assets of the acquired entity as of the acquisition date. However, a valuation of FermaVir Research, Inc., the acquired entity, has not been performed. Consequently, the allocation of the purchase price is preliminary and subject to revision upon the completion of formal studies and valuations.

General and administrative expense for the quarter ended October 31, 2005 was $206,544 as compared to $20 for the comparable period in 2004. This increase is due to the establishment of operations and consists of payroll and benefits, marketing expenses, legal and accounting fees, occupancy expenses, directors' fees, and general operating expenses of $72,000, $33,000, $42,000, $17,000, $11,000, and $32,000, respectively.

Other expense for the quarter ended October 31, 2005 was $2,507 as compared to $0 for the comparable period in 2004. This increase is due to interest expense of $4,373 related to a note payable offset by interest income of $1,866 on cash balances.

Net loss for the quarter ended October 31, 2005 was $3,195,377 as compared to a net loss of $20 for the comparable period in 2004. This increase in net loss is attributable primarily to the estimated in-process research and development charge of $2,695,054 relating to the acquisition of FermaVir Research, Inc. on August 16, 2005. Additionally, there were increases in research and development expenses of $291,272, general and administrative expenses of $206,524, and other expense of $2,507.

Results of Operations – Six Months Ended October 31, 2005 Compared To The Six Months Ended October 31, 2004

During the six month periods ended October 31, 2005 and 2004, we had no revenue. We do not expect to have revenues relating to our product candidates in development for several years, if at all.

Research and development expense for the six month period ended October 31, 2005 was $291,272 as compared to $0 for the comparable period in 2004. This increase is due to the performance of preclinical studies with three specific compounds resulting in the selection of a clinical candidate, CF-1743, for development for the treatment of shingles.

The in-process research and development charge for the six month period ended October 31, 2005 of $2,695,054 represents the amount preliminarily allocated to in-process research and development in connection with our acquisition of FermaVir Research, Inc. on August 16, 2005. This amount was immediately charged to expense in accordance with accounting principles generally accepted in the United States of America and represents the purchase price paid by us in excess of the net assets of the acquired entity as of the acquisition date. However, a valuation of FermaVir Research, Inc., the acquired entity, has not been performed. Consequently, the allocation of the purchase price is preliminary and subject to revision upon the completion of formal studies and valuations.

General and administrative expense for the quarter ended October 31, 2005 was $206,768 as compared to $4,075 for the comparable period in 2004. This increase is due to the establishment of operations and consists of payroll and benefits, marketing expenses, legal and accounting fees, occupancy expenses, directors' fees, and general operating expenses of $72,000, $33,000, $42,000, $17,000, $11,000, and $ 28,000, respectively.

Other expense for the six month period ended October 31, 2005 was $2,507 as compared to $0 for the comparable period in 2004. This increase is due to interest expense of $4,373 related to a note payable offset by interest income of $1,866 on cash balances.

Net loss for the six month period ended October 31, 2005 was $3,195,601 as compared to a net loss of $4,075 for the comparable period in 2004. This increase in net loss is attributable primarily to the estimated in-process research and development charge of $2,695,054 relating to the acquisition of FermaVir Research, Inc. on August 16, 2005. Additionally, there were increases in research and development expenses of $291,272, general and administrative expenses of $202,693, and other expense of $2,507.

Liquidity and Capital Resources

From November 15, 2002 (Inception) to October 31, 2005, our operations have been financed through the sale of common stock and we have incurred a deficit during the development stage of $3,219,877. This loss was incurred through a combination of research and development activities, expenses supporting those activities, and a charge to expense for acquired in process research and development. We expect to continue to incur additional losses and negative cash flows from operating activities for the foreseeable future.

From April 30, 2005 through the date of this report, we completed the following financing transactions:

a)
On August 16, 2005, we issued 2,825,000 shares of common stock and warrants to purchase 423,750 shares of common stock to new investors and received gross proceeds of $2,118,390 at a price of $.75 per share. The warrants expire on August 16, 2010 and have an exercise price of $1.50 per share;

b)
On August 16, 2005, we redeemed and cancelled 67,679,977 common shares held by a related party for total consideration of $750,000 consisting of $400,000 in cash and the issuance of a $350,000 promissory note to that related party. On October 24, 2005, we repaid principal of $234,655. On November 4, 2005, $112,500 of the remaining principal amount due under this note was utilized by the related party for the purchase of our common stock as described below and we repaid the remaining outstanding principal in cash;

c)	On October 24, 2005, we issued 699,193 shares of common stock and warrants to purchase 104,879 shares of common stock and received gross proceeds of $524,331 at a price of $.75 per share.

d)
On November 4, 2005, we issued 150,000 shares of common stock and warrants to purchase 22,500 shares of common stock for consideration of $112,500 at a price of $.75 per share. Consideration for this transaction was the reduction of $112,500 due to a related party under the terms of a promissory note as described above; and

e)	On December 1, 2005, we issued 186,000 shares of common stock and warrants to purchase 27,900 shares of common stock for consideration of $139,500 at a price of $.75 per share.

The October, November, and December transactions described above were on the same basis as the 2,825,000 shares and 423,750 warrants privately placed on August 16, 2005.

Our cash position was $755,995 as of October 31, 2005 compared to $224 as of April 30, 2005. The net increase during that period of $755,771 is attributable to:

Proceeds from the sale of common stock net of expenses	$2,613,317
Redemption of common stock	(400,000)
Net reduction in notes payable to a related party	(937,875)
Operating activities	(519,775)
Other, net	104
$755,771

Our current liabilities totaled $405,231 as of October 31, 2005 compared to $10,000 as of April 30, 2005. The increase of $395,231 during that period is attributable to $182,036 related to operations, $115,345 in borrowings from a related party, and $97,850 related to transaction expenses incurred with the acquisition of FermaVir in August 2005.

Working capital was $396,905 as of October 31, 2005 compared to a working capital deficit of $9,776 as of April 30, 2005.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our research and development programs, our progress in and the cost of pre-clinical and clinical testing, the timing and cost of obtaining regulatory approvals, the cost of filing and prosecuting patent claims and other intellectual property rights, competing technological and market developments, current and future licensing relationships, the status of our competitors, and our ability to establish collaborative arrangements with other organizations.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through October 31, 2005, virtually all of our financing has been through private placements of common stock and warrants. We will continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at October 31, 2005, we will need additional equity or debt financing to sustain our operations through 2006 and we will need additional financing thereafter until we can achieve profitability, if ever. These matters raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our accounting policies are described in Note 2 of the consolidated financial statements included in this Quarterly Report on Form 10-QSB for the quarter ended October 31, 2005. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The following accounting policies are critical in fully understanding and evaluating our reported financial results:

a)	Accounting for Acquisitions

We account for our acquisitions utilizing the purchase method in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. Under the purchase method, assets acquired and liabilities assumed by the Company are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

b)	Accounting for Stock-Based Compensation

We account for our stock options and warrants using the fair value method promulgated by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Therefore, our results include non-cash compensation expense as a result of the issuance of stock options and warrants and we expect to record additional non-cash compensation expense in the future.

Item 3:          Controls and Procedures

Our Chief Executive and Principal Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of October 31, 2005, has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of October 31, 2005, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

There was no significant change in our internal controls over financial reporting that could significantly affect internal controls during the three months ended October 31, 2005.

PART II - OTHER INFORMATION

Item 2:          Unregistered Sales of Equity Securities and Use of Proceeds

On December 1, 2005, we sold 186,000 shares of common stock and warrants to purchase 27,900 shares of common stock in units each consisting of 150,000 shares and 22,500 warrants for $112,500 per unit. The warrants are exercisable at $1.50 per share at any time before August 16, 2010. The units were sold on the same basis as the 2,825,000 shares and 423,750 warrants privately placed in August 2005 and reported by us on our Form 8-K filed on August 19, 2005. In connection with the offer and sale of securities, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

Item 6:          Exhibits

31.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 20, 2005	FERMAVIR PHARMACEUTICALS, INC.

	By:	/s/ Geoffrey W. Henson

Geoffrey W. Henson, Chief Executive Officer (Chief Executive Officer and Principal Financial Officer)