Form 10QSB
period 2006-01-31
FERMAVIR PHARMACEUTICALS, INC.
filed 2006-03-17
CIK 1283383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ________________

Commission File No.333-1164

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

The number of shares outstanding of the Registrant’s Common Stock, $.0001 par value, as of March 17, 2006 was 17,542,550.

INTRODUCTORY NOTE

This Report on Form 10-QSB for FermaVir Pharmaceuticals, Inc. may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Amendment No. 1 to Form SB-2 filed with the SEC on March 6, 2006. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31, 2006	April 30, 2005

Assets

Current assets:
Cash	$359,486	$224
Prepaid expenses	26,970	0
Total current assets	386,456	224

Property and equipment, net	24,282	0
Deposit	43,890	0

Total assets	$454,628	$224

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities - accounts payable and accrued expenses	$124,788	$10,000

Non-current liabilities - deferred rent	10,341	0

Total liabilities	135,129	10,000

Commitments

Stockholders' equity (deficiency):
Preferred stock, $0.001 par value, 20,000,000 shares authorized,
no shares outstanding	0	0
Common stock, $0.0001 par value, 100,000,000 shares authorized,
17,542,550 and 79,380,000 issued and outstanding at
January 31, 2006 and April 30, 2005, respectively	1,754	7,932
Additional paid-in capital	5,561,190	6,568
Less subscription receivable	(5,600)	0
Deferred stock-based compensation	(268,589)	0
Deficit accumulated during development stage	(4,969,256)	(24,276)
Total stockholders' equity (deficiency)	319,499	(9,776)

Total liabilities and stockholders' equity (deficiency)	$454,628	$224

The accompanying notes are an integral part of these financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31		Nine Months Ended January 31		For the period November 15, 2002 (Inception) to
	2006	2005	2006	2005	January 31, 2006

Revenues	$0	$0	$0	$0	$0

Operating expenses:

Research and development	263,410	0	554,682	0	554,682

Estimated charge for acquired in-process
research and development	0	0	2,695,054	0	2,695,054

General and administrative:
Non-cash charges for:
Warrants issued for services	1,081,230	0	1,085,093	0	1,085,093
Amortization of deferred stock compensation	21,726	0	38,445	0	38,445
Other	243,428	9,447	429,614	13,522	453,890
Total general and administrative	1,346,384	9,447	1,553,152	13,522	1,577,428

Total operating expenses	1,609,794	9,447	4,802,888	13,522	4,827,164

Operating loss	(1,609,794)	(9,447)	(4,802,888)	(13,522)	(4,827,164)

Other income (expense):

Interest income	4,298	0	6,164	0	6,164
Interest expense	(143,883)	0	(148,256)	0	(148,256)
Total other expense	(139,585)	0	(142,092)	0	(142,092)

Net loss	($1,749,379)	($9,447)	($4,944,980)	($13,522)	($4,969,256)

Net loss per common share:
Basic and diluted	$(0.10)	$(0.00)	$(0.12)	$(0.00)

Weighted average shares of common
stock outstanding:
Basic and diluted	17,466,688	79,380,000	41,404,983	79,380,000

The accompanying notes are an integral part of these financial statements.

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
(Unaudited)

								Deficit
							Deferred	Accumulated
					Additional		Stock-	During
	Preferred Stock		Common Stock		Paid-In	Subscription	Based	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Balance, November 15, 2002 (Inception)	0	$0	0	$0	$0	$0	$0	$0	$0

Issuance of common stock to founders
for cash at $0.00003 per share			70,560,000	7,050	(5,050)	(2,000)			0

Balance, April 30, 2003	0	0	70,560,000	7,050	(5,050)	(2,000)	0	0	0

Payment of subscription receivable						2,000			2,000

Issuance of common stock for cash
at $0.0014 per share			8,820,000	882	11,618				12,500

Net loss								(159)	(159)

Balance, April 30, 2004	0	0	79,380,000	7,932	6,568	0	0	(159)	14,341

Net loss								(24,117)	(24,117)

Balance, April 30, 2005	0	0	79,380,000	7,932	6,568	0	0	(24,276)	(9,776)

Issuance of common stock and warrants
for cash at $0.75 per share net of
expenses			3,863,527	386	2,864,431				2,864,817

Issuance of common stock and warrants
in exchange for note payable
with a fair value of $1.55 per share
and $1.06 per warrant ($23,865)			150,000	15	256,350				256,365

Stock issued in connection with the
acquisition of FermaVir Research,
Inc. valued at $0.70 per share			1,829,000	183	1,280,117	(5,600)			1,274,700

Redemption and retirement of stock
at $0.011 per share			(67,679,977)	(6,762)	(743,238)				(750,000)

Issuance of warrants to consultants					1,085,093				1,085,093

Issuance of stock options to consultants					504,835				504,835

Issuance of stock options to employee					303,348		(303,348)		0

Amortization of deferred stock-based
compensation							34,759		34,759

Stock-based compensation to directors					3,686				3,686

Net loss								(4,944,980)	(4,944,980)

Balance, January 31, 2006	0	$0	17,542,550	$1,754	$5,561,190	($5,600)	($268,589)	($4,969,256)	$319,499

The accompanying notes are an integral part of these financial statements.

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)
			For the period November 15, 2002 (Inception) to January 31, 2006
	Nine Months Ended January 31
	2006	2005

Operating activities:

Net loss	$(4,944,980)	$(13,522)	$(4,969,256)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges for:
Write-off of estimated acquired in-process research and development	2,695,054	0	2,695,054
Issuance of warrants for services	1,085,093	0	1,085,093
Value of shares and warrants issued in excess of the principal amount
repaid in connection with a note due to related party	143,865	0	143,865
Amortization of deferred stock-based compensation	38,445	0	38,445
Depreciation	2,770	0	2,770
Changes in operating assets and liabilities:
Decrease in prepaid expenses	25,300	0	25,300
Increase in deposit	(43,890)	0	(43,890)
Decrease in accounts payable and accrued expenses	(176,937)	0	(166,937)
Increase in deferred rent	10,341	0	10,341

Net cash used in operating activities	(1,164,939)	(13,522)	(1,179,215)

Investing activities:

Purchase of property and equipment	(27,052)	0	(27,052)
Cash acquired in acquisition	27,156	0	27,156

Net cash provided by investing activities	104	0	104

Financing activities:

Proceeds from sale of common stock net of expenses	2,864,817	0	2,879,317
Redemption of common stock	(400,000)	0	(400,000)
Repayment of notes payable to related party	(940,720)	0	(940,720)

Net cash provided by financing activities	1,524,097	0	1,538,597

Net change in cash	359,262	(13,522)	359,486

Cash - Beginning of period	224	14,341	0

Cash - End of period	$359,486	$819	$359,486

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock in business combination	$1,280,300	0	$1,280,300
Assumption of consultants' options in connection with business combination	504,835	0	504,835
Assumption of employee options in connection with business combination	303,348	0	303,348
Net liabilities assumed in business combination	785,992	0	785,992
Note payable issued in connection with redemption of shares	350,000	0	350,000
Shares and warrants issued in connection with repayment of note payable	112,500	0	112,500

The accompanying notes are an integral part of these financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1)    Business

FermaVir Pharmaceuticals, Inc. (the "Company") was organized under the laws of the State of Florida on November 15, 2002 as Venus Beauty Supply, Inc. The Company had no operations through August 16, 2005. On that date, it acquired 100% of the outstanding common shares of FermaVir Research, Inc. ("FermaVir"), raised funds through the sale of common stock, and changed its name to FermavVir Pharmaceuticals, Inc.

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

Additionally, through its wholly-owned subsidiary, the Company has performed preclinical studies on its compounds and has selected a clinical candidate for development for the treatment of shingles. The Company’s clinical candidate will undergo extensive preclinical testing. The Company is conducting pharmacology and safety studies of its clinical candidate in order to file an Investigational New Drug Application ("IND") with the Food and Drug Administration.

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
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2)    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending April 30, 2006 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended April 30, 2005, which are included in the Company’s Annual Report on Form 10-KSB for such year, and our Form 8-K dated August 16, 2005, as amended on September 6, 2005 and November 1, 2005. The condensed consolidated balance sheet as of April 30, 2005 has been derived from the audited consolidated financial statements included in the Form 10-KSB for that year.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses totaling $4,969,256 from November 15, 2002 (Inception) to January 31, 2006 and has limited working capital. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-Based Compensation

The Company accounts for stock options, common stock, and other similar equity instruments issued to employees as compensation using fair value based methods pursuant to Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, the Company estimates the fair value of stock options using an option-pricing model (the Black-Scholes model) that meets criteria set forth in SFAS 123 and common stock using its market value. It records such value through charges to deferred stock-based compensation and corresponding credits to additional paid-in capital. Deferred stock-based compensation is amortized to expense over the vesting period.

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

After the completion of this transaction and the additional related simultaneous transactions described in Note 7, the stockholders of the Company owned approximately 70% of the combined entity. Consequently, the acquisition of FermaVir has been accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. Under the purchase method, assets acquired and liabilities assumed by the Company are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

The purchase price of $2,239,566 consisted of 1,829,000 shares of common stock having an estimated fair value of $0.70 per share aggregating $1,280,300, options with a calculated fair value of $808,183, and accrued transaction costs of $151,083.

The purchase price was preliminarily allocated as follows:

Assets acquired:
Cash	$27,156
Acquired in-process research and dvelopment	2,695,054
Deferred stock-based compensation	303,348
Prepaid expenses	52,270
Other current assets	5,600
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

The purchase price paid by the Company in excess of the net assets of FermaVir of $2,695,054 was allocated to acquired in-process research and development. As required by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method", the Company recorded a charge in its statements of operations for the nine months ended January 31, 2006 for that amount. The Company is in the process of valuing the assets and liabilities acquired and management contemplates that this valuation will be completed by year-end. Consequently, the allocation of the purchase price to acquired in-process research and development is preliminary and subject to revision upon the completion of the valuation.

The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company and FermaVir, as if the acquisition had occurred on May 1, 2005 and 2004 instead of August 16, 2005. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the period.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2006	2005	2006

Net loss	($ 14,697)	($ 1,750,300)	($ 29,272)	($ 2,257,241)

Weighted average number of
common shares outstanding	16,354,023	17,466,688	16,354,023	16,742,644

Loss per common share - Basic
and fully diluted	Nil	($0.10)	Nil	($ 0.13)

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4)    Property and Equipment:

Property and equipment consist of furniture and computer stated at cost. Depreciation expense for the three and nine months ended January 31, 2006 was $1,505 and $2,770, respectively, and for the period November 15, 2002 (Inception) to January 31, 2006 was $2,770. As of January 31, 2006, property and equipment consisted of the following:

Furniture	$10,760
Equipment	16,292
27,052
Less accumulated depreciation	(2,770)
Property and equipment, net	$24,282

5)    Licensing Agreement and Commitments

On February 2, 2005, FermaVir entered into a Patent and Technology License Agreement (the "License Agreement") with University College Cardiff Consultants Limited ("Cardiff"), an affiliate of Cardiff University located in the United Kingdom, for a series of pharmaceutical compounds for the treatment of viral diseases.

Under the terms of this License Agreement, the Company, through its wholly-owned subsidiary, has the exclusive, worldwide rights to research, develop, and commercially exploit such technology during the period of existing patent protection which extends from fifteen to twenty years in targeted markets in North America, Western European nations, Japan, Australia, and New Zealand and any new related patents. Remaining obligations under this License Agreement consist of milestone payments aggregating $550,000 during the clinical trial phase of development for each product, and royalty payments based upon net sales of such products as defined in the Agreement. Additionally, the Company is obligated to make good faith expenditures of at least $2,000,000 for the clinical development of at least one pharmaceutical compound during the initial three years of the License Agreement. As of January 31, 2006, no milestone payments were due to Cardiff.

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

On August 16, 2005, the Company signed a $350,000 promissory note with the same related party in connection with the redemption of common shares as described in Note 7. This note bears interest at 6% per annum and was due on November 15, 2005. On October 24, 2005, the Company made a payment of $238,625 consisting of principal of $234,655 and interest of $3,970. On November 4, 2005, $112,500 was repaid by the Company through the issuance of common stock and warrants as described in Note 7 and the remaining principal of $2,845 and accrued interest totaling $158 was paid to the related party.

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

Simultaneously, on August 16, 2005, the following related transactions occurred:

a)
The Company issued 2,825,000 shares of common stock and warrants to purchase 423,750 shares of common stock to new investors and received net proceeds of $2,092,486 at a price of $.75 per share. The warrants expire on August 16, 2010 and have an exercise price of $1.50 per share; and

b)
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

On November 4, 2005, the Company issued 153,334 shares of common stock and warrants to purchase 23,000 shares of common stock and received net proceeds of $113,000 at a price of $.75 per share. The warrants expire on November 4, 2010 and have an exercise price of $1.50 per share. This transaction was on the same basis as the 2,825,000 shares and 423,750 warrants privately placed on August 16, 2005.

On November 4, 2005, the Company issued 150,000 shares of common stock and warrants to purchase 22,500 shares of common stock with a combined estimated fair value of $256,365 to a related party in payment of $112,500 due under a note payable. The difference of $143,865 was charged to expense in the quarter ended January 31, 2006. The warrants expire on November 4, 2010 and have an exercise price of $1.50 per share. This transaction was on the same basis as the 2,825,000 shares and 423,750 warrants privately placed on August 16, 2005.

On December 1, 2005, the Company issued 186,000 shares of common stock and warrants to purchase 27,900 shares of common stock and received net proceeds of $138,500 at a price of $.75 per share. The warrants expire on December 1, 2010 and have an exercise price of $1.50 per share. This transaction was on the same basis as the 2,825,000 shares and 423,750 warrants privately placed on August 16, 2005.

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

On August 16, 2005, the Company exchanged 1,050,000 options to purchase common stock of the Company with the holders of outstanding options to purchase common stock of FermaVir as of that date. These options are 100% vested, expire in 2016, and have exercise price of $0.75 per share. The estimated fair value of these warrants of $504,835 was included in the purchase price of FermaVir.

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On August 16, 2005, the Company exchanged 800,000 options to purchase common stock of the Company with the holder of outstanding options to purchase common stock of FermaVir as of that date. These options vest in varying amounts through 2010, expire in 2016, and have exercise price of $1.10 per share. The estimated fair value of these warrants of $303,348 was included in the purchase price of FermaVir. The Company recorded non-cash expense for the amortization of deferred stock-based compensation related to these options of $18,960 and $34,759 for the three and nine months ended January 31, 2006 and $34,759 during period from November 15, 2002 (Inception) to January 31, 2006.

On September 1, 2005 the Company, in connection with a professional services agreement, granted warrants to purchase 36,000 shares of common stock at an exercise price of $0.85 for a period of five years. The warrants vested immediately. The Company calculated the fair value of the warrants as of the grant date to be $3,863 and, reflecting the terms of the agreement, recorded non-cash expense of zero and $3,863 for the three and nine months ended October 31, 2005 and $3,863 during period from November 15, 2002 (Inception) to January 31, 2006.

On September 24, 2005 the Company granted options to members of the Board of Directors to purchase 300,000 shares of common stock at an exercise price of $1.25 for a period of ten years. Such options had a fair market value of $33,200 as of the date of the grant and vest ratably on the first, second, and third anniversary dates of the grant. The Company recorded non-cash expense for stock based compensation of $2,766 and $3,686 for the three and nine months ended January 31, 2006 and $3,686 during period from November 15, 2002 (Inception) to January 31, 2006.

On November 1, 2005 the Company, in connection with a professional services agreement, granted warrants to purchase 150,000 shares of common stock at an exercise price of $1.10 for a period of five years. The warrants vested immediately. The Company has estimated the fair value of these warrants as of the grant date to be $170,795 and, reflecting the terms of the agreement, recorded non-cash expense of $170,795 for the three and nine months ended January 31, 2006 and during period from November 15, 2002 (Inception) to January 31, 2006.

On December 12, 2005 the Company, in connection with a professional services agreement, granted warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 for a period of three years. The warrants vested immediately. The Company has estimated the fair value of these warrants as of the grant date to be $910,435 and, reflecting the terms of the agreement, recorded non-cash expense of $910,435 for the three and nine months ended January 31, 2006 and during period from November 15, 2002 (Inception) to January 31, 2006.

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of options and warrants granted during the period from May 1, 2005 to January 31, 2006 was estimated at the date of grant using the following assumptions:

Dividend yield	0%
Risk-free interest rate	4.0% to 4.5%
Volatility	80% to 82%
Expected life	3 to 5 years

9)    Consulting Agreement With Related Party

On August 16, 2005, the Company entered into an agreement with the Company's non-employee Chairman of the Board (the “Chairman”) in connection with business development, strategic planning, capital markets and corporate financing consulting advice and services. The term of this agreement is for three years with automatic renewal features for successive one year periods and commenced on November 15, 2005. Under this agreement, the Chairman is compensated $16,500 per month and is eligible to earn a cash bonus of up to 15% of compensation for each calendar year of the term based upon meeting performance objectives and other criteria determined by the Board of Directors.

10)   Commitments

In connection with an agreement with a vendor for the manufacture of pharmaceutical product for use in research and development activities, the Company has made several progress payments to-date and will be obligated to pay approximately $106,000 upon completion of such manufacturing services.

In connection with a professional services agreement with a marketing and public relations firm, the Company is obligated to pay $12,500 per month through December 2007. After that time, the Company may cancel the agreement with thirty days notice.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

Overview

Since inception on November 15, 2002 through January 31, 2006, we have sustained cumulative net losses of $4,969,256. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through January 31, 2006, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial products and we do not expect to have any for the foreseeable future. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve.

Plan of Operation

We are a development stage biotechnology company that has licensed patents for a series of compounds for the treatment of viral diseases including compounds for the treatment of varicella zoster virus, or VZV, the causative agent for shingles and chickenpox and human cytomegalovirus, or CMV, a member of the herpes virus group which includes the viruses that cause chickenpox, mononucleosis, herpes labialis (cold sores) and genitalis (genital herpes).

We have performed preclinical studies on a series of our compounds and have selected a prodrug of CF-1743 for development for the treatment of shingles. A prodrug is a drug which is administered in an inactive form and once administered, is metabolized in the body into an active compound. Our clinical candidate is currently undergoing extensive preclinical testing. We are contracting and supervising the pharmacology and safety studies of our clinical candidate in order to file an Investigational New Drug Application (IND) with the Food and Drug Administration (FDA). Upon acceptance of the IND, we intend to commence Phase I safety studies of our clinical candidate for the treatment of shingles in humans. In addition, we intend to identify a clinical candidate for the treatment of CMV infections in transplant patients from our proprietary anti-viral compounds. We are also currently seeking other opportunities and technologies for in-licensing from academia, research institutions and commercial sources which would complement and enhance our business.

In November 2005, we submitted a pre-IND submission to the FDA requesting a consultation on our proposed plan for development of CF-1743 for the treatment of shingles. In January 2006, we received a response from the FDA on our pre-IND submission and we are using the FDA’s guidance in preparing an IND for our shingles drug candidate.

Results of Operations - Three Months Ended January 31, 2006 Compared To The Three Months Ended January 31, 2005

During the three month periods ended January 31, 2006 and 2005, we had no revenue. We do not expect to have revenues relating to our product candidates for several years, if at all.

Research and development expense for the quarter ended January 31, 2006 was $263,410 as compared to $0 for the comparable period in 2005. This increase is due to the performance of preclinical studies with three specific compounds resulting in the selection of a clinical candidate, CF-1743, for development for the treatment of shingles.

General and administrative expense for the quarter ended January 31, 2006 was $1,346,384 as compared to $9,447 for the comparable period in 2005. This increase is primarily attributable to the recording of non-cash expense of $1,081,230 for the value of warrants issued in connection with professional services agreement for marketing and public relations services and the recording of a non-cash expense of $21,726 relating to the amortization of deferred stock compensation. The balance of the increase of $233,981 is attributable to the establishment of operations and consists of payroll and benefits, professional fees, and general operating expenses.

Other expense for the quarter ended January 31, 2006 was $139,585 as compared to $0 for the comparable period in 2005. This increase is attributable primarily to the recording of non-cash interest expense of $143,865 relating to the issuance of common stock to a related party at a price below the quoted market price on the date of the transaction, offset by $4,298 of interest income.

Net loss for the quarter ended January 31, 2006 was $1,749,379 as compared to a net loss of $9,447 for the comparable period in 2005. This increase in net loss is primarily attributable to non-cash expenses of $1,246,821 relating to warrants, amortization of deferred stock compensation, and the sale of stock described above, an increase of $263,410 in research and development expenses, and an increase of $233,981 in other general and administrative expenses.

Results of Operations - Nine Months Ended January 31, 2006 Compared To The Nine Months Ended January 31, 2005

During the nine month periods ended January 31, 2006 and 2005, we had no revenue. We do not expect to have revenues relating to our product candidates in development for several years, if at all.

Research and development expense for the nine month period ended January 31, 2006 was $554,682 as compared to $0 for the comparable period in 2005. This increase is due to the performance of preclinical studies with three specific compounds resulting in the selection of a clinical candidate, CF-1743, for development for the treatment of shingles.

The in-process research and development charge for the nine month period ended January 31, 2006 of $2,695,054 represents the amount preliminarily allocated to in-process research and development in connection with our acquisition of FermaVir Research, Inc. on August 16, 2005. This amount was immediately charged to expense in accordance with accounting principles generally accepted in the United States of America and represents the purchase price paid by us in excess of the net assets of the acquired entity as of the acquisition date. However, a valuation of FermaVir Research, Inc., the acquired entity, has not been completed. Consequently, the allocation of the purchase price is preliminary and subject to revision upon the completion of the valuation.

General and administrative expense for the nine month period ended January 31, 2006 was $1,553,152 as compared to $13,522 for the comparable period in 2005. This increase is primarily attributable to the recording of non-cash expense of $1,085,093 for the value of warrants issued in connection with professional services agreement for marketing and public relations services and the recording of a non-cash expense of $38,445 relating to the amortization of deferred stock compensation. The balance of the increase of $416,092 is attributable to the establishment of operations and consists of payroll and benefits, professional fees, and general operating expenses.

Other expense for the nine month period ended January 31, 2006 was $142,092 as compared to $0 for the comparable period in 2005. This increase is attributable to the recording of non-cash interest expense of $148,256 relating to the issuance of common stock to a related party at a price below the quoted market price on the date of the transaction, offset by $6,164 of interest income.

Net loss for the nine month period ended January 31, 2006 was $4,944,980 as compared to a net loss of $13,522 for the comparable period in 2005. This increase in net loss is primarily attributable to a non-cash charge of $2,695,054 representing the amount preliminarily allocated to in-process research and development in connection with our acquisition of FermaVir Research, Inc. on August 16, 2005, non-cash expenses of $1,267,403 relating to warrants, amortization of deferred stock compensation, and the sale of stock described above, an increase of $554,682 in research and development expenses, and an increase of $416,092 in other general and administrative expenses.

Liquidity and Capital Resources

From November 15, 2002 (Inception) to January 31, 2006, our operations have been financed through the sale of common stock and we have incurred a deficit during the development stage of $4,969,256. This loss was incurred through a combination of research and development activities, expenses supporting those activities, and a charge to expense for acquired in-process research and development. We expect to continue to incur additional losses and negative cash flows from operating activities for the foreseeable future.

From April 30, 2005 through the date of this report, we completed the following financing transactions:

a)
On August 16, 2005, we issued 2,825,000 shares of common stock and warrants to purchase 423,750 shares of common stock to new investors and received net proceeds of $2,092,486 at a price of $.75 per share. The warrants expire on August 16, 2010 and have an exercise price of $1.50 per share;

b)
On August 16, 2005, we redeemed and cancelled 67,679,977 common shares held by a related party for total consideration of $750,000 consisting of $400,000 in cash and the issuance of a $350,000 promissory note to that related party. On October 24, 2005, we repaid principal of $234,655. On November 4, 2005, $112,500 of the remaining principal amount due under this note was repaid to a related party through the issuance of our common stock as described below and we repaid the remaining outstanding principal in cash;

c)	On October 24, 2005, we issued 699,193 shares of common stock and warrants to purchase 104,879 shares of common stock and received net proceeds of $520,831 at a price of $.75 per share.

d)	On November 4, 2005, we issued 153,334 shares of common stock and warrants to purchase 23,000 shares of common stock and received net proceeds of $113,000 at a price of $.75 per share.

e)
On November 4, 2005, we issued 150,000 shares of common stock and warrants to purchase 22,500 shares of common stock for consideration of $112,500 at a price of $.75 per share. Consideration for this transaction was the repayment of $112,500 due to a related party under the terms of a promissory note as described above; and

f)	On December 1, 2005, we issued 186,000 shares of common stock and warrants to purchase 27,900 shares of common stock and received net proceeds of $138,500 at a price of $.75 per share.

All of the transactions described above were on the same basis as the 2,825,000 shares and 423,750 warrants privately placed on August 16, 2005.

Our cash position was $359,486 as of January 31, 2006 compared to $224 as of April 30, 2005. The net increase during that period of $359,262 is attributable to:

Proceeds from the sale of common stock net of expenses	2,864,817
Redemption of common stock	(400,000)
Repayment of notes payable to a related party	(940,720)
Operating activities	(1,164,939)
Investing activities	104
$359,262

Our current liabilities totaled $124,788 as of January 31, 2006 compared to $10,000 as of April 30, 2005. The increase of $114,788 during that period is attributable to general operations.

Working capital was $261,668 as of January 31, 2006 compared to a working capital deficit of $9,776 as of April 30, 2005.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through January 31, 2006, virtually all of our financing has been through private placements of common stock and warrants. We will continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at January 31, 2006, we will need additional equity or debt financing to sustain our operations through 2006 and we will need additional financing thereafter until we can achieve profitability, if ever. These matters raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our accounting policies are described in Note 2 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB for the quarter ended January 31, 2006. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

We account for our stock options and warrants using the fair value method promulgated by Statement of Financial Accounting Standards No. 123 “Share-Based Payment” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Therefore, our results include non-cash compensation expense as a result of the issuance of stock options and warrants and we expect to record additional non-cash compensation expense in the future.

c)	Research and Development Expense

We account for our research and development costs in accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” and related interpretations. This guidance requires that all research and development costs be expensed as incurred.

Item 3:    Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of January 31, 2006, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of January 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no significant change in our internal controls over financial reporting that could significantly affect internal controls during the three months ended January 31, 2006.

PART II - OTHER INFORMATION

Item 6:    Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2006	FERMAVIR PHARMACEUTICALS, INC.

	By:	/s/ Geoffrey W. Henson
Geoffrey W. Henson, Chief Executive Officer

	By:	/s/ Frederick Larcombe
Frederick Larcombe, Chief Financial Officer (Principal Financial and Accounting Officer)