Form 10KSB
period 2006-04-30
FERMAVIR PHARMACEUTICALS, INC.
filed 2006-08-15
CIK 1283383

DRAFT V6

V1- Contains comments from Henson and Ladner

V2 - Primary financials inserted, footnotes not updated from Jan 31, 2006 10Q

V3 - Financials and footnotes updated for all JEs

V4 - Updated for: a) Jeff Fessler’s comments upon V3, and b) Income Taxes, Repurchase Agreements with Founders, and Subsequent Events footnotes

V5 - Reflects Salute and Pizilleo comments

V6 - Updated Item #10 and JHC opinion

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006	Commission File Number 333-116480

FERMAVIR PHARMACEUTICALS, INC.
(Name of small business issuer in its charter)

Florida	16-1639902
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

420 Lexington Avenue, Suite 445
New York, New York 10170
(Address of principal executive offices)

Issuer’s telephone number, including area code:   (212) 413-0802

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ☐ Yes   ☒ No

State issuer’s revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

16,736,718 shares of $0.0001 par value common stock at $1.85 per share as of August 11, 2006 for a market value of $30,962,928. Shares of common stock held by any executive officer or director of the issuer and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates.  This determination of affiliate status is not a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: 17,575,884 shares of common stock, $0.0001 par value (as of August 11, 2006)

Transitional Small Business Disclosure Format (Check one): Yes ☐;   No ☒

FERMAVIR PHARMACEUTICALS, INC.
FORM 10-KSB
TABLE OF CONTENTS

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this prospectus and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases.  All statements that express expectations, estimates, forecasts or projections are forward-looking statements.  In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.  Among the important factors on which such statements are based are assumptions concerning uncertainties associated with product development, the risk that we will not obtain approval to market our products, the risk that our technology will not gain market acceptance, our ability to obtain additional financing, our ability to attract and retain key employees, our ability to protect intellectual property, and our ability to adapt to economic, political and regulatory conditions affecting the healthcare industry.

ITEM 1.  DESCRIPTION OF BUSINESS.

We are a development stage biotechnology company that has licensed patents for a series of compounds for the treatment of viral diseases including compounds for the treatment of VZV, the causative agent for shingles and chickenpox and CMV, a member of the herpes virus group which includes the viruses that cause chicken pox, mononucleosis, herpes labialis (cold sores) and genitalis (genital herpes).  We have performed preclinical studies on a series of our compounds and have selected a prodrug of CF-1743, FV-100 for development for the treatment of shingles.  Our clinical candidate is currently undergoing extensive preclinical testing.  We are contracting and supervising the pharmacology and safety studies of our clinical candidate in order to file an Investigational New Drug Application (IND) with the Food and Drug Administration (FDA).  Upon acceptance of the IND, we intend to commence Phase I safety studies of our clinical candidate for the treatment of shingles in humans.  In addition, we intend to identify a clinical candidate for the treatment of CMV infections in transplant patients from our proprietary anti-viral compounds.  We are also currently seeking other opportunities and technologies for in-licensing from academic, research institutions and commercial sources which would complement and enhance our business.

On November 30, 2005, we submitted a pre-IND submission to the FDA requesting a consultation on our proposed plan for development of CF-1743 for the treatment of shingles.  The FDA provided guidance on our preclinical and early stage clinical plans.  We also filed a pre-IND submission to the FDA for FV-100 in April 2006 and received a response from the FDA in June 2006.  We are using the FDA’s guidance from both pre-IND responses in preparing an IND for our shingles drug candidate, FV-100.

The Technology

Professor Chris McGuigan and Professor Erik De Clercq, each directors of our company, and Professor Jan Balzarini, a consultant to our company, have discovered a new family of anti-viral compounds.  These compounds are very potent and selective inhibitors of VZV.  The most potent compound, CF-1743, blocks the infection of human cells by VZV at concentrations below one (1) nanomolar.  This potency is 10,000 times more than that of acyclovir, the current drug of choice for the treatment of shingles.  These compounds are also extremely selective for VZV, exceeding that of any agent in the anti-herpes field of compounds.  Most other compounds discovered to date with activity against VZV including acyclovir show activity against other members of the herpes virus family.  CF-1743 and all the other compounds of this series do not show any activity against other members of the herpes virus family or any other viruses tested.

The compounds tested so far have no effect on a number of healthy human cells, even at concentrations one million times their effective dose against the virus.  This has suggested that these compounds will have little toxicity in animals and humans.  Pilot toxicity studies have shown no dose limiting toxicity in multiple dose studies up to the highest levels required for testing by the FDA.  Several of the compounds including CF-1743, showed good pharmacokinetics when mice were dosed orally.  This data suggested that the biological half-life is likely to be longer than acyclovir, giving rise to the prospect of a once-a-day oral dosage.  Pharmacokinetic studies of CF-1743 in rats have showed that significant levels of drug could be maintained for over eight and up to twenty-four hours after oral dosing.  These compounds are also extremely lipid soluble with likely good membrane and blood brain barrier permeation properties.  Studies with CF-1743 have shown good penetration of the skin by CF-1743 when applied in a cream to the skin.  Levels of CF-1743 were 2,000 times the EC50 (the amount of CF-1743 needed to inhibit 50% of VZV infection when tested in vitro in tissue culture) and 45 times the EC50 in the epidermis and dermis respectively when applied to the skin. We believe CF-1743 to have the ability to penetrate into the site of the reactivated VZV virus in shingles, which would be very advantageous.  Studies have also shown faster uptake to produce an antiviral effect in cells for CF-1743 than for acyclovir.  An EC50 for acyclovir cannot be measured for over 24 hours after dosing of cells but CF-1743 has a measurable EC50 after only two hours of dosing of the cells.  Synthetic scale-up has produced batches of CF-1743 up to 6KG for use in the preclinical studies.

Prodrugs of CF-1743 have shown enhanced pharmacokinetic properties in mice.  The prodrug of CF-1743, FV-100, has been designated the clinical candidate for Shingles.  Preclinical studies are ongoing to file an IND for FV-100.  Analytical methods have been developed for purity as well as for the pharmacokinetic studies which have been completed and those that are ongoing.  The batches of CF-1743 will be used in the manufacturing of FV-100.  Recent preclinical studies in rats with FV-100 have confirmed our previous oral bioavailability data in another model and showed that single doses of FV-100 at the highest levels required by the FDA guidelines show no overt toxicity.

The Market

We believe that the market for these antiviral compounds is substantial. VZV, which is a DNA virus and a member of the herpes virus group, is the sole cause of chickenpox and shingles in humans.  Like other herpes viruses, VZV has the capacity to persist in the body after the primary infection as a latent infection.  VZV persists in sensory nerve ganglia. Primary infection with VZV results in chickenpox. Herpes zoster (shingles) is the result of recurrent infection.

Chickenpox

Chickenpox results in a blister-like rash, itching, tiredness and fever.  Serious complications from chickenpox include bacterial infections that can involve many sites of the body including the skin, tissues under the skin, bone, lungs (pneumonia), joints and the blood.  Other serious complications are due directly to the virus infection and include viral pneumonia, bleeding problems and infection of the brain (encephalitis).  Before a vaccine was available in the United States there were approximately 11,000 hospitalizations and 100 deaths from chickenpox every year.  Most of these persons were healthy or did not have a medical illness (such as cancer) that placed them at higher risk of getting severe chickenpox.  Since 1999, states have been encouraged to report chickenpox deaths to the Centers for Disease Control (CDC).  In 1999 and 2000, CDC received reports that showed that deaths from chickenpox continue to occur in healthy, unvaccinated children and adults.  Most of the healthy adults who died from chickenpox contracted the disease from their unvaccinated children.  It is never possible to predict who will have a mild case of chickenpox and who will have a serious or even deadly case of disease.

Shingles

Shingles is caused by reactivation of the VZV, the same virus that causes chickenpox.  Infection causes numbness, itching or severe pain followed by clusters of blister-like lesions in a strip-like pattern on one side of the body.  The pain can persist for weeks, months or years after the rash heals and is then known as post-herpetic neuralgia (PHN).  The risk of developing PHN is directly related to the patient’s age when shingles appears. It affects approximately 25% of shingles patients over 60 and can be extremely debilitating.  In addition to PHN, complications affecting vision and/or hearing are possible if shingles appears on the face.  For instance, if shingles affects the eye (ophthalmic shingles), the cornea can become infected, resulting in temporary or permanent blindness.  In patients with severely weakened immunity, the shingles virus can also spread to internal organs, infecting the lungs, central nervous system and brain.  However debilitating it might be, shingles is rarely fatal, except in patients with severely weakened immunities.  Approximately 10-20% of the United States population and 50% of people living beyond 80-85, will have one or more episodes of shingles in their lifetime.  The incidence of shingles is almost 65% higher than it was 40 years ago.  People with impaired immunities, (AIDS or cancer patients or transplant patients) are particularly prone to shingles.

Everyone who has chickenpox is at risk for shingles.  It is most common among people over the age of 50, but can develop at any age.  The risk of developing shingles is greater among individuals who have conditions or are undergoing medical treatments that weaken their immune systems.  These include HIV infection; chemotherapy or radiation therapy; corticosteroids; transplant operations and possibly stress.  Typically, the older the person, the more severe and long lasting a shingles attack is likely to be.

The VZV Research Foundation estimates that, in the United States alone, nearly one million people are afflicted with shingles yearly.

Current Vaccines and Treatments for Chickenpox and Shingles

Current prevention and therapy for chickenpox and shingles includes two vaccines and several therapeutic drugs.

Chickenpox Vaccine.  Varicella vaccine was licensed in March, 1995 in the United States for use in individuals older than 1 year who have not had chickenpox.  Currently the federally funded Vaccines for Children (VFC) Program provides varicella vaccine for all VFC-eligible children from 1 to 18 years of age.  From mid-1996 to late 1997, varicella vaccine coverage among children 19-35 months of age was 26% (CDC, 1998).  It has increased steadily, and between July 1997 and June 1998 coverage for children 19-35 months of age rose to 34% (CDC, unpublished data).  More extensive use of varicella vaccine is likely to result if it could be given in combination with other pediatric vaccines as a single injection.  Several psychological barriers have been identified that prevent more widespread acceptance of universal varicella vaccination.  In a survey of Washington state pediatricians, Newman and Taylor (1998) found that about half do not perform routine varicella vaccination.  Major concerns expressed were possible lack of efficacy of vaccine, no need for vaccine because complications are rare, lack of social and medical cost-effectiveness and lack of demonstration of lifelong immunity.  An additional concern is that vaccination, particularly with low vaccine coverage, will produce a shift in varicella epidemiology to older age groups, who more often develop severe disease.  While immunity in less than 50% of the population may give rise to isolated pockets of susceptibility, model systems show that any rise in the proportion of cases in adults will most likely be more than offset by the smaller number of cases in this cohort, with a net decrease in morbidity.

Similarities in the epidemiology of VZV across Europe and in the United States have stimulated a reassessment of European vaccination policies.  However, Finland is the only European country to date that has adopted a universal childhood vaccination policy — recent recommendations state that all children over 12 months of age and adolescents with no history of varicella should be immunized.  The World Health Organization and European Action Group are in agreement that the positive results of extensive safety, efficacy and cost-effectiveness studies warrant the introduction of the varicella vaccine into the childhood vaccination programs of countries where greater than 90% coverage can be guaranteed and where resource allocation can be justified on public health grounds.

Shingles Vaccine.  Merck & Co., Inc. has recently received approval for the vaccine (Zostavax) for shingles.  This approval is for vaccination of elderly patients (over 60 years of age).  The vaccine can reduce incidence of shingles by approximately fifty percent. We are not aware of any vaccine under development for the prevention of shingles in younger patients who have had chickenpox.

Current Treatment of Chickenpox.  Acyclovir is the prototype of a group of anti-viral agents that are activated by viral thymidine kinases to become inhibitors of viral DNA polymerases and block viral DNA synthesis.  Acyclovir’s clinically useful anti-viral spectrum is limited to the herpes viruses, and it is approximately 10-fold more potent against HSV1 and HSV2 than VZV and even less active against CMV.  When given systemically, it can be life-saving in the treatment of immuno-compromised patients with VZV infection.  It may also be given by mouth to immuno-competent adults and older adolescents with chickenpox. It is not generally indicated for immuno-competent children in whom the disease is milder.

While IV therapy may be feasible during VZV outbreaks among immuno-compromised patients, it is scarcely practical to use it on a mass basis to treat cases of chickenpox in the general population.  Concern has also been expressed that the use of oral acyclovir on a community-wide level could facilitate the rise of viral resistance, which would render the drug less useful in immuno-compromised patients.

Current Treatment of Shingles.  Acyclovir, Valacyclovir (ValACV), a prodrug of acyclovir, and Famciclovir (FCV), a prodrug of penciclovir are all used for shingles.  ValACV and FCV are becoming established as the treatments of choice for herpes zoster because of their slightly more convenient dosing for elderly patients.  Early treatment within 48-72 hours of the appearance of the rash can lessen the duration of shingles and lower the risk from PHN.  Both drugs are generally well tolerated.  Another drug, Brivudin (BVDU) was launched by Menarini as Zostex®1 in Europe in 2000/01. BVDU, considerably more potent than acyclovir or penciclovir as an anti-VZV agent, was seen as an important alternative for the treatment of VZV infections but is unlikely to gain approval in the United States because of its (perceived) poor safety profile.

Cytomegalovirus

Human cytomegalovirus, or HCMV, is a member of the herpes virus group which includes the viruses that cause chicken pox, mononucleosis, herpes labialis (cold sores) and genitalis (genital herpes).  Like other herpes viruses, HCMV has the ability to remain dormant in the body for long periods of time.  Human CMV infection rates average between 50% and 85% of adults in the United States by 40 years of age.  In most individuals with intact immune systems, CMV causes little to no apparent illness.  However, in immunocompromised individuals, CMV can lead to serious disease or death.  Before the availability of potent anti-HIV therapy, CMV associated retinitis was commonly seen in patients with HIV/AIDS.  Currently, patients who are immunosuppressed following hematopoietic stem cell (e.g., bone marrow) or solid organ transplantation remain at high risk of CMV infection.  In these patients, CMV can lead to severe conditions such as pneumonitis or hepatitis, or to complications such as acute or chronic rejection of a transplanted organ.

Product Pipeline

There remains a need in the market for potent and selective agents such as the compounds being developed by us.  We believe that the properties of these compounds will allow less frequent oral dosing than the current drugs on the market with a good safety profile (similar or better than acyclovir, Famvir®2, or Valtrex®3)  The properties of our compounds also suggest that formulations can be developed for topical or ocular delivery.  We believe that a compound can be developed for several indications:

•                  Oral drug to replace acyclovir, Famvir® and Valtrex® in shingles patients to ameliorate acute symptoms and reduce incidence complications such as PHN;

•                  Oral drug to replace penciclovir (IV) and Famvir® used for immuno-compromised patients to reduce mortality and morbidity;

•                  Oral drug to replace acyclovir (IV) used for immuno-compromised patients with chickenpox to reduce mortality and morbidity (e.g. renal transplantation, cancer such as leukemia, HIV); and

•                  Oral drug to ameliorate acute symptoms and reduce incidence complications in adults and older adolescents.

(1) Zostex® is a registered trademark of Menarini.

(2) Famvir® is a registered trademark of Novartis Corporation.

(3) Valtrex® is a registered trademark of GlaxoSmithKline plc.

Due to the aging population, the incidence of shingles is increasing.  In addition, increasing use of immunosuppressive agents in transplant as well as increased numbers of immunosuppressed patients from cancer therapy will increase the population at risk for shingles as well as chickenpox.  While the vaccines may decrease the infection rate and the incidence of shingles in the future, the population which will most likely develop shingles over the next twenty years is already infected. As typically occurs with any vaccine, a shingles vaccine may not be accepted and used by the potential pool of future patients.  We believe that we will be able to capture a significant portion of the VZV treatment market if the compounds under development are able to show improved dosing, efficacy and safety as compared to currently approved drugs.

Currently we are analyzing the CMV markets for our CMV compounds.  There is currently no completely satisfactory treatment for established CMV disease especially in transplant patients.  Antiviral drugs are effective for the prophylaxis and pre-emptive therapy of CMV infection and disease, but are less effective for the treatment of established CMV disease.  Poor potency and drug delivery are often the underlying causes of disease progression rather than viral resistance.  The current therapies have toxicities which often limit their use in transplant patients who often have severe comorbidities.

We believe that our anti-CMV compounds have properties which have the potential to improve the therapy of CMV. Early research results suggest that the compounds have a novel mechanism of action and good physical properties.  Further synthesis and research in collaboration with the Welsh School of Pharmacy in Cardiff and the Rega Institute is ongoing on new compounds.  The research programs goal is to select a lead compound in 2007.

Business Strategy

We have performed preclinical studies with three specific compounds and have selected FV-100, a prodrugof CF-1743, for development for the treatment of shingles.  We are contracting and supervising the pharmacology and safety studies of  FV-100, , in order to file an Investigational New Drug Application (IND) with the Food and Drug Administration (FDA).  We have submitted pre-IND filings with the FDA for both CF-1743 and FV-100 and have received advice on our preclinical and early stage clinical plans.  We are using this advice for filing an IND for FV-100.  Upon acceptance of the IND, we intend to commence Phase I safety studies of the clinical candidate in humans.

We are currently investigating new indications and potential markets for our compounds.  We are also currently seeking other opportunities and technologies for in-licensing from academic, research institutions, and commercial sources which would complement and enhance our business.

We plan to seek appropriate collaborative partners to help develop our clinical candidate compounds through the more expensive later stage clinical trials and marketing.

Intellectual Property

We believe that patent protection and trade secret protection is important to our business and that our future will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad.  We currently have received two issued United States patents and nine non-United States patents describing compounds, compositions and methods for treating viral disease.  We have two pending United States patent applications describing compounds, compositions and methods of treating and preventing viral disease.  We also have filed related patent applications under the Patent Cooperation Treaty (PCT) as well as other non-United States national and/or regional patent applications.  These patent applications describe compounds and methods for treating viral disease.  We intend to seek patent protection on these inventions in countries having significant market potential around the world on the basis of its PCT and related foreign filings.

As patent applications in the United States are maintained in secrecy until patents issue (unless earlier publication is required under applicable law or in connection with patents filed under the PCT) and as publication of discoveries in the scientific or patent literature often lags behind the actual discoveries, we cannot be certain that we or our licensors were the first to make the inventions described in each of these pending patent applications or that we or our licensors were the first to file patent applications for such inventions.  Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted.  We cannot be sure that any patents will issue from any of these patent applications or, should any patents issue, that we will be provided with adequate protection against potentially competitive products.  Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge these patents or circumvent its patent position in the United States or abroad.  In the absence of adequate patent protection, our business may be adversely affected by competitors who develop comparable technology or products.

In order to protect the confidentiality of its technology, including trade secrets and know-how and other proprietary technical and business information, we require all of our employees, consultants and advisors to enter into confidentiality agreements that prohibit the use or disclosure of confidential information.  The agreements also oblige our employees, and to the extent practicable, our consultants and advisors, to assign to us ideas, developments, discoveries and inventions made by such persons in connection with their work with us.  We cannot be sure that these agreements will maintain confidentiality, will prevent disclosure, or will protect our proprietary information or intellectual property, or that others will not independently develop substantially equivalent proprietary information or intellectual property.

The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products competitive with those being developed by us.  Therefore, our product candidates may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future.  Furthermore, to the extent that us or our consultants, use intellectual property owned by others in work performed for us, disputes may also arise as to the rights in such intellectual property or in related or resulting know-how and inventions.  An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties.  A license required under any such patents or proprietary rights may not be available to us, or may not be available on acceptable terms.  If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that we are prevented from the development, manufacture or sale of products requiring such licenses.  In addition, we could incur substantial costs in defending ourself in legal proceedings instituted before the United States Patent and Trademark Office or in a suit brought against us by a private party based on such patents or proprietary rights, or in a suit by us asserting our patent or proprietary rights against another party, even if the outcome is not adverse to us

License Agreement

We entered into a license agreement on February 2, 2005 for the anti-viral compounds.  We paid a license fee of $270,000.  We agreed to pay aggregate milestone payments of up to $550,000 based upon achieving certain regulatory submissions and approvals and to pay royalties based on net sales.  Additionally, we are obligated to make good faith expenditures of at least $2,000,000 for the clinical development of at least one pharmaceutical compound during the initial three years of the license agreement.

Manufacturing

We do not have capabilities to manufacture commercial or clinical trial supplies of drugs, and do not intend to develop such capabilities for any product in the near future.  Our commercialization plans are to rely on the infrastructure of third parties for the manufacture and distribution of product candidates.  We believe that third party manufacturers are available in a competitive environment for producing our drug candidates at reasonable prices.  We have contracted for scale-up synthesis for our clinical candidate and material is being used for preclinical studies.  However the environment may change and effective manufacturing processes at a reasonable cost might not be available.  The current synthetic process of producing our compounds is relatively simple but scale-up of the manufacturing might be more difficult than expected. In such event, this could greatly increase the cost and time for manufacturing.

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, manufacture, distribution and marketing of pharmaceutical products.  These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, distribution, record keeping, approval and promotion of our products.  All of our products will require regulatory approval before commercialization.  In particular, therapeutic products for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries.  Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time consuming.  Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval or in complying with other requirements, could adversely affect the commercialization of products then being developed by us and our ability to receive product or royalty revenues.

The steps required before a new drug product may be distributed commercially in the United States generally include:

•                  conducting appropriate preclinical laboratory evaluations of the product’s chemistry, formulation and stability, and animal studies to assess the potential safety and efficacy of the product;

•                  submitting the results of these evaluations and tests to the FDA, along with manufacturing information and analytical data, in an Investigational New Drug Application, or IND;

•                  making the IND effective after the resolution of any safety or regulatory concerns of the FDA;

•                  obtaining approval of Institutional Review Boards, or IRBs, to introduce the drug into humans in clinical studies;

•                  conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the drug product candidate for the intended use, typically in the following three sequential, or slightly overlapping stages:

•                  Phase 1: The drug is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion;

•                  Phase 2: The drug is studied in patients to identify possible adverse effects and safety risks, to determine dose tolerance and the optimal dosage, and to collect initial efficacy data; and

•                  Phase 3: The drug is studied in an expanded patient population at multiple clinical study sites to confirm efficacy and safety at the optimized dose by measuring a primary endpoint established at the outset of the study.

•                  submitting the results of preliminary research, preclinical studies, and clinical studies as well as chemistry, manufacturing and controls information on the drug to the FDA in a New Drug Application, or NDA; and

•                  obtaining FDA approval of the New Drug Application prior to any commercial sale or shipment of the drug product.

This process can take a number of years and typically requires substantial financial resources.  The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and all clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, drug supply, or financial support, or because of unforeseen adverse effects.  The FDA has issued regulations intended to accelerate the approval process for the development, evaluation and marketing of new therapeutic products intended to treat life-threatening or severely debilitating diseases, especially where no alternative therapies exist.  If applicable, these provisions may shorten the traditional product development process in the United States.  Similarly, products that represent a substantial improvement over existing therapies may be eligible for priority review with a target review and approval time of six months.  Nonetheless, even if a product is eligible for these programs, or for priority review, approval may be denied or delayed by FDA or additional trials may be required.  As a condition of approval, FDA also can require further testing of the product and monitoring of the effect of commercialized products, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.  Upon approval, a drug product may be marketed only in those dosage forms and for those indications approved in the New Drug Application, although information may be distributed about off-label indications in certain circumstances and physicians are permitted to prescribe drugs for such off-label uses.

In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug product manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with current Good Manufacturing Practices and pass inspections by the FDA.  Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies.  Foreign establishments manufacturing drug products for distribution in the United States also must list their products with the FDA and comply with current Good Manufacturing Practices.  They also are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

Any products manufactured or distributed by us pursuant to FDA approvals are subject to extensive continuing regulation by the FDA, including record-keeping requirements and a requirement to analyze and report adverse experiences with the drug.  In addition to continued compliance with standard regulatory requirements, the FDA also may require post-marketing testing and surveillance to monitor the safety and efficacy of the marketed product.  Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

The Federal Food, Drug, and Cosmetic Act also mandates that drug products be manufactured consistent with current Good Manufacturing Practices.  In complying with the FDA’s regulations on current Good Manufacturing Practices, manufacturers must continue to spend time, money and effort in production, recordkeeping, quality control, and auditing to ensure that the marketed product meets applicable specifications and other requirements.  The FDA periodically inspects drug product manufacturing facilities to ensure compliance with current Good Manufacturing Practices.  Failure to comply subjects the manufacturer to possible FDA action, such as warning letters, suspension of manufacturing, seizure of the product, voluntary recall of a product or injunctive action, as well as possible civil penalties.  We currently rely on, and intend to continue to rely on, third parties to manufacture its compounds and products.  Such third parties will be required to comply with current Good Manufacturing Practices.

Even after FDA approval has been obtained, and often as a condition to expedited approval, further studies, including post-marketing studies, may be required.  Results of post-marketing studies may limit or expand the further marketing of the products.  If we propose any modifications to a product, including changes in indication, manufacturing process, manufacturing facility or labeling, it may need to submit a New Drug Application supplement to the FDA.

Products manufactured in the United States for distribution abroad will be subject to FDA regulations regarding export, as well as to the requirements of the country to which they are shipped.  These latter requirements are likely to cover the conduct of clinical trials, the submission of marketing applications, and all aspects of product manufacture and marketing.  Such requirements can vary significantly from country to country.

We are also subject to various federal, state and local laws, rules, regulations and policies relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, previously used in connection with its research work.  Although we believe that our safety procedures for handling and disposing of such materials comply with current federal, state and local laws, rules, regulations and policies, the risk of accidental injury or contamination from these materials cannot be entirely eliminated.

We anticipate that Congress, state legislatures and the private sector will continue to review and assess controls on health care spending.  Any such proposed or actual changes could cause us to limit or eliminate spending on development projects.  We cannot predict the likelihood, nature, or extent of adverse governmental regulation that might result from future legislative or administrative action, either in the United States or abroad.  Additionally, in both domestic and foreign markets, sales of our proposed products will depend, in part, upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations.  Significant uncertainty often exists as to the reimbursement status of newly approved health care products.  In addition, third-party payors are increasingly challenging the price and cost effectiveness of medical products and services.  There can be no assurance that our proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize an appropriate return on its investment in product research and development.

Competition

The biopharmaceutical and pharmaceutical industries are characterized by rapidly evolving technology and intense competition.  Our competitors include major pharmaceutical and biotechnology companies, most of which have financial, technical and marketing resources significantly greater than our resources.  Currently, chicken pox patients are most likely to be treated with acyclovir which is manufactured as a generic and as a branded drug called Zovirax by GlaxoSmithKline (GSK).  Acyclovir, valacyclovir and famciclovir are all used for the treatment of shingles. Merck & Co., Inc. has recently received approval for the vaccine (Zostavax) for shingles.  This approval is for vaccination of elderly patients (over 60 years of age).  The vaccine can reduce incidence of shingles by approximately fifty percent.  Valacyclovir is marketed by GSK as Valtrex and famciclovir is marketed by Novartis as Famvir.  Stem cell and solid organ transplant patients at risk for CMV or with active CMV disease are most likely to receive ganciclovir or valganciclovir, each of which were developed and are marketed by F. Hoffman-La Roche.  Foscarnet from AstraZeneca and cidofvir from Gilead Sciences may also be used to treat active CMV infections in certain patient populations such as neutropenic patients, patients with ganciclovir-resistant CMV infection, or patients for whom ganciclovir is otherwise contraindicated.  In addition, ViroPharma Incorporated is developing Maribavir for the treatment of CMV in transplant patients. Developments by these or other entities may render our products under development non-competitive or obsolete.  Our ability to compete successfully will be based on our ability to:

•                  develop proprietary products;

•                  attract and retain scientific personnel;

•                  obtain patent or other protection for its products;

•                  obtain required regulatory approvals; and

•                  manufacture and successfully market its products either alone or through outside parties.

Some of our competitors have substantially greater financial, research and development, manufacturing, marketing and human resources and greater experience in product discovery, development, clinical trial management, FDA regulatory review, manufacturing and marketing than we do.

ITEM 2.  DESCRIPTION OF PROPERTY.

On July 1, 2005, we entered into a seven year lease for our corporate headquarters in New York, New York commencing September 1, 2005 with an approximate rent of $90,000 annually, subject to period escalation adjustments, through August 2012.  We believe that this facility is adequate for our anticipated level of activity.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “FMVR.OB” since August 23, 2005.  Prior to such date, our common stock was quoted on the OTC Bulletin Board under the symbol “VSBS.OB” but never traded.  The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board.  Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

Fiscal 2006	High	Low
Fourth Quarter- February 1, 2006- April 30, 2006	$2.00	$1.01
Third Quarter -November 1, 2005 - January 31, 2006	$2.00	$1.05
Second Quarter - August 23, 2005 - October 31, 2005	$1.75	$0.22

Number of Stockholders

As of August 11, 2006, there were 83 holders of record of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements included elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties.

Overview

Since inception on November 15, 2002 through April 30, 2006, we have sustained cumulative net losses of $5,581,887.  Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses.  From inception through April 30, 2006, we have not generated any revenue from operations.  We expect to incur additional losses to perform further research and development activities.  We do not currently have any commercial products and we do not expect to have any for the foreseeable future.  Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete.  The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs.  Net cash inflows from any products developed may take several years to achieve.

Management plans to continue financing the operations with a combination of equity issuances and debt arrangements.  If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our research or development programs, or cease operations.  In light of these factors, among others, our independent registered public accounting firm has stated that there is substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

History

We were incorporated in the State of Florida on November 15, 2002 and had limited business activity through February 17, 2006.

On February 17, 2005, our principal shareholder entered into a Capital Stock Purchase Agreement with Panetta Partners, Ltd., a Colorado limited partnership.  Under that Agreement, Panetta Partners purchased an aggregate of 2,000,000 restricted shares of our common stock from the principal shareholder.

On August 16, 2005, we acquired all of the outstanding shares of FermaVir Research, Inc. pursuant to a Securities Exchange Agreement dated August 11, 2005, completed a redemption of outstanding shares, closed on a private placement of securities, split our outstanding common stock and changed our name to “FermaVir Pharmaceuticals, Inc.”

We issued 1,829,000 shares of restricted common stock in exchange for all of the outstanding shares of capital stock of FermaVir Research and issued 1,850,000 options under our 2005 Equity Compensation Incentive Plan in satisfaction of options that were outstanding to purchase shares of FermaVir Research.  Simultaneously with the acquisition, we sold 2,825,000 shares of common stock and 423,750 five year warrants to 17 accredited investors and received net proceeds of $2,092,486 in a private placement.  In addition, we repurchased the now equivalent of 67,679,977 shares of common stock from Panetta Partners, Ltd., a principal shareholder for $750,000 ($0.011 per share), of which $350,000 was paid by the issuance of a 6% unsecured promissory note due November 15, 2005.  The promissory note required prepayment of principal from the net proceeds received by us from the sale of securities or borrowings and was satisfied prior to November 15, 2005.  During the period from October 24, 2005 to December 1, 2005, we issued and sold an additional 1,188,527 shares of Common Stock and 178,279 warrants to accredited investors on the same terms as the offering of shares and warrants in the August 16, 2005 transaction.  We received aggregate net cash proceeds of $783,331.  Of these shares and warrants, we issued 150,000 shares and 22,500 warrants to Panetta Partners in lieu of payment of principal of $112,000 under the 6% unsecured promissory note due November 15, 2005.

Plan of Operation

We are a development stage biotechnology company that has licensed patents for a series of compounds for the treatment of viral diseases including compounds for the treatment of varicella zoster virus, or VZV, the causative agent for shingles and chickenpox and human cytomegalovirus, or CMV, a member of the herpes virus group which includes the viruses that cause chickenpox, mononucleosis, herpes labialis (cold sores) and genitalis (genital herpes).  We have performed preclinical studies on a series of our compounds and have selected FV-100, prodrug of CF-1743 for development for the treatment of shingles.  A prodrug is a drug which is administered in a form which enhances the pharmacology of the active compound and once administered, is metabolized in the body into an active compound.  Our clinical candidate, FV-100, is currently undergoing extensive preclinical testing.  We are contracting and supervising the pharmacology and safety studies of our clinical candidate in order to file an Investigational New Drug Application (IND) with the Food and Drug Administration (FDA).  Upon acceptance of the IND, we intend to commence Phase I safety studies of our clinical candidate for the treatment of shingles in humans.  In addition, we intend to identify a clinical candidate for the treatment of CMV infections in transplant patients from our proprietary anti-viral compounds.  We are also currently seeking other opportunities and technologies for in-licensing from academia, research institutions and commercial sources which would complement and enhance our business.

On November 30, 2005, we submitted a pre-IND submission to the FDA requesting a consultation on our proposed plan for development of CF-1743 for the treatment of shingles.  In January 2006, we received a response from the FDA on our pre-IND submission.  The FDA provided guidance on our preclinical and early stage clinical plans.  We also filed a pre-IND submission to the FDA for FV-100 in April 2006 and received a response from the FDA in June.  We are using the FDA’s guidance from both pre-IND responses in preparing an IND for our shingles drug candidate, FV-100.

On December 12, 2005, we entered into a marketing and public relations service agreement with Trilogy Capital Partners, Inc. Under the terms of the agreement, Trilogy will be paid $12,500 per month and was issued warrants to purchase 1,000,000 shares of our common stock at an exercise price of $1.50 per share which are exercisable for a period of three years.  This agreement was terminated effective June 3, 2006

Results of Operations

Year Ended April 30, 2006 Compared To The Year Ended April 30, 2005

During the years ended April 30, 2006 and 2005, we had no revenue.  We do not expect to have revenues relating to our product candidates in development for several years, if at all.

Research and development expense for the year ended April 30, 2006 was $883,657 as compared to $0 for the comparable period in 2005.  This increase is due to the performance of preclinical studies with three specific compounds resulting in the selection of our clinical candidate for development for the treatment of shingles.

The acquired in-process research and development charge for the year ended April 30, 2006 of $2,713,996 represents the amount allocated to acquired in-process research and development in connection with our acquisition of FermaVir Research, Inc. on August 16, 2005 and is supported by a valuation performed by an independent appraisal firm.  This amount was immediately charged to expense in accordance with accounting principles generally accepted in the United States of America and represents the purchase price paid by us in excess of the net assets of the acquired entity as of the acquisition date.

General and administrative expense for the year ended April 30, 2006 was $1,820,334 as compared to $24,117 for the comparable period in 2005.  This increase is due to the establishment of operations and consists of payroll and benefits, marketing expenses, legal and accounting fees, occupancy expenses, directors’ fees, and general operating expenses.  A significant portion of this expense, $1,128,216, represents non-cash charges for the fair value of warrants issued for services and stock-based compensation.

Other expense for the year ended April 30, 2006 was $139,624 as compared to $0 for the comparable period in 2005. This increase is primarily due to a charge of $143,865 related to the issuance of common shares and warrants with a combined estimated fair value of approximately $256,365 to a related party in payment of $112,500 due under a note payable.

Net loss for the year ended April 30, 2006 was $5,557,611 as compared to a net loss of $24,117 for the comparable period in 2005.  This increase in net loss is attributable primarily to the estimated acquired in-process research and development charge of $2,713,996 relating to the acquisition of FermaVir Research, Inc. on August 16, 2005.  Additionally, there were increases in research and development expenses of $883,657, general and administrative expenses of $1,796,217, and other expense of $139,624.

Liquidity and Capital Resources

From November 15, 2002 (Inception) to April 30, 2006, our operations have been financed through the sale of common stock and we have incurred a deficit during the development stage of $5,581,887.  This loss was incurred through a combination of research and development activities, expenses supporting those activities, and a charge to expense for acquired in process research and development.  We expect to continue to incur additional losses and negative cash flows from operating activities for the foreseeable future.

From May 1, 2005 through April 30, 2006, we completed the following financing transactions:

a)              On August 16, 2005, we issued 2,825,000 shares of common stock and warrants to purchase 423,750 shares of common stock to new investors and received net proceeds of $2,092,486.  The warrants expire on August 16, 2010 and have an exercise price of $1.50 per share;

b)             On August 16, 2005, we redeemed and cancelled 67,679,977 common shares held by a related party for total consideration of $750,000 consisting of $400,000 in cash and the issuance of a $350,000 promissory note to that related party.  On October 24, 2005, we repaid principal of $234,655. On November 4, 2005, $112,500 of the remaining principal amount due under this note was repaid by us through the issuance of common stock and warrants as described below;

c)              On October 24, 2005, we issued 699,193 shares of common stock and warrants to purchase 104,879 shares of common stock and received net proceeds of $520,831.

d)             On November 4, 2005, we issued 153,334 shares and warrants to purchase 23,000 shares of common stock and received net proceeds of $125,000.  Additionally, on November 4, 2005, we issued 150,000 shares and warrants to purchase 22,500 shares of common stock to Panetta Partners in payment of $112,500 due to Panetta Partners under a note payable; and

e)              On December 1, 2005, we issued 186,000 shares of common stock and warrants to purchase 27,900 shares of common stock and received net proceeds of $137,500.

The October, November, and December transactions described above were on the same basis as the shares and warrants privately placed on August 16, 2005.

Our cash position was $127,121 as of April 30, 2006 compared to $224 as of April 30, 2005. The net increase during that period of $126,897 is attributable to:

Proceeds from the sale of common stock net of expenses	$2,914,818
Redemption of common stock	(400,000)
Net reduction in notes payable to a related party	(940,720)
Operating activities	(1,307,880)
Investing activities	(144,921)
Collection of subscription	5,600
$126,897

Our current liabilities totaled $401,743 as of April 30, 2006 compared to $10,000 as of April 30, 2005.  The increase of $391,743 during that period is attributable to $366,743 related to operations and $25,000 related to transaction expenses incurred with the acquisition of FermaVir in August 2005.

During the period from December 20, 2004 to August 16, 2005, Panetta Partners made payments totaling $270,000, on behalf of FermaVir Research, Inc., to the licensor under the Patent and Technology License Agreement dated February 2, 2005.  These payments were evidenced by a promissory note issued by us to Panetta Partners which was repaid by us on August 16, 2005.

We had a working capital deficit of $257,183 as of April 30, 2006 compared to a working capital deficit of $9,776 as of April 30, 2005.

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

On June 16 and July 28, 2006, we issued promissory notes in the aggregate principal amount of $325,000 together with warrants with an estimated value of $368,000 and received net proceeds of $298,500.  The notes bear interest at 12% and mature on January 1, 2007.  If prior to the maturity date we receive gross proceeds from the sales of securities wherein the aggregate proceeds exceeds two times the then outstanding principal balance of the promissory notes, the promissory notes become immediately due and payable within six days.  We may repay, in whole or in part, the promissory notes at any time for consideration equal to 106% of the then outstanding principal balance.  Additionally, we issued warrants to purchase 325,000 shares of common stock at price of $1.00 per share.  The warrants expire on June 30, 2012.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through April 30, 2006, virtually all of our financing has been through private placements of common stock and warrants.  We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.  Based on the resources available to us at April 30, 2006, we will need additional equity or debt financing to sustain our operations through 2006 and we will need additional financing thereafter until we can achieve profitability, if ever.  These matters raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The following accounting policies are critical in fully understanding and evaluating our reported financial results:

a)              Accounting for Research and Developments Costs

We account for our research and development costs in accordance with Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”.  Accordingly, research and development costs are expensed as incurred.

b)              Accounting for Acquisitions

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

c)              Accounting for Stock-Based Compensation

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

RISK FACTORS

You should carefully consider the following risk factors and the other information included herein before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Risks related to our business

We are a development stage company with no operating history and our independent registered public accounting firm has stated that there is substantial doubt about our ability to continue as a going concern.

We are a development stage company with no operating history and no product revenue.  We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our product candidates.  We are unable to predict the extent of these future net losses, or when we may attain profitability, if at all.  We may never be able to generate any revenues or royalties from product sales or become profitable even if we do generate revenues or royalties.

Management plans to continue financing the operations with a combination of equity issuances and debt arrangements.  If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our research or development programs, as described below, or cease operations.  In light of these factors, among others, our independent registered public accounting firm has stated that there is substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We need substantial additional funding and may not have access to capital.  If we are unable to raise capital when needed, we may need to delay, reduce or eliminate our clinical development and business development activities, which would delay or preclude the achievement of profitability.

We need to raise substantial additional funds to continue our business activities.  We have incurred losses from operations since inception and expect to incur additional operating losses over at least the next several years.  We expect to continue to incur losses due primarily from no revenues and costs associated with product development efforts, and business development activities seeking new opportunities to expand our product pipeline.  In addition, the amount and timing of our actual capital requirements as well as our ability to finance such requirements will depend upon numerous factors, including:

•                  the cost of commercializing our products;

•                  the cost and progress of our development programs;

•                  the time and cost involved in obtaining regulatory approvals;

•                  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•                  the effect of competing technological and market developments; and

•                  the effect of future collaborative, licensing and other relationships

We may not be able to find sufficient debt or equity funding on acceptable terms.  If we cannot, we may need to delay, reduce or eliminate development programs, as well as other aspects of our business.  The sale by us of additional equity securities may have an adverse effect on the price of our common stock.  In addition, collaborative arrangements may require us to grant product development programs or licenses to third parties for products that we might otherwise seek to develop or commercialize.

Our long-term success depends upon our ability to develop and commercialize drug product candidates and if our drug development programs are not successful, we may not be able to achieve profitability.

We have not completed the development of any of our product candidates.  Our failure to develop and commercialize product candidates successfully may cause us to cease operations.  We are performing preclinical research on a product candidate for the treatment of varicella zoster virus, the causative agent for shingles and chickenpox.  Our potential therapies under development for the treatment of shingles and chickenpox will require significant additional development efforts by us and regulatory approvals prior to any commercializations.  We cannot be certain that our efforts in this regard will lead to commercially viable products.  We do not know what the final cost to manufacture our shingles and chickenpox product candidates in commercial quantities will be, or the dose required to treat patients and consequently, what the total cost of goods for a treatment regimen will be.

We do not know whether any of our development products ultimately will be shown to be safe and effective.  Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts.  We may receive unfavorable results from either ongoing pre-clinical studies or clinical trials of these product candidates in clinical development, which may cause us to abandon further development efforts.  If we are unable to successfully develop our product candidates, and if we are unable to acquire marketed products through our business development efforts, we will not have a source of revenue and will not achieve profitability.

We expect that our anticipated future growth will place a significant strain on our management, systems and resources.  To manage the anticipated growth of our operations, we will need to increase management resources and implement new financial and management controls, reporting systems and procedures.  If we are unable to manage our growth, we may be unable to execute our business strategy.

None of our product candidates is approved for commercial use and if our product candidates do not receive regulatory approval, or if we are unable to comply with applicable regulations and maintain our products’ regulatory approval, we will be limited in our ability to commercialize these products and may never achieve profitability

We have not received regulatory approval to commercialize any of our product candidates.  Our product candidates are at early stages of development and may not be shown to be safe or effective.  We may never receive regulatory approvals for these product candidates.  We need to complete preclinical and clinical testing of each of our product candidates before submitting marketing applications.  Negative, inconclusive or inconsistent pre-clinical and clinical trial results could prevent regulatory approval, increase the cost and timing of regulatory approval or cause us to perform additional studies or to file for a narrower indication than planned.

The development of any of our product candidates is subject to many risks, including that:

•                  the product candidate is found to be ineffective or unsafe;

•                  the clinical trials for a product candidate delay or prevent regulatory approval;

•                  the FDA forbids us to initiate or continue testing of our product candidates in human clinical trials;

•                  the product candidate cannot be developed into a commercially viable product;

•                  the product candidate is difficult or costly to manufacture;

•                  the product candidate later is discovered to cause adverse effects that prevent widespread use, require withdrawal from the market, or serve as the basis for product liability claims;

•                  third party competitors hold proprietary rights that preclude us from marketing the product; and

•                  third party competitors market a more clinically effective or more cost-effective product.

Even if we believe that the clinical data demonstrates the safety and efficacy of our product candidate, regulators may disagree with us, which could delay, limit or prevent the approval of our product candidates.  As a result, we may not obtain regulatory approval, or even if a product is approved, we may not obtain the labeling claims we believe are necessary or desirable for the promotion of the product.  In addition, regulatory approval may take longer than we expect as a result of a number of factors, including failure to qualify for priority review of our application.  All statutes and regulations governing the approval of our product candidates are subject to change in the future.  These changes may increase the time or cost of regulatory approval, limit approval, or prevent it completely.

Even if we receive regulatory approval for our product candidates, or acquire an already approved product, the later discovery of previously unknown problems with a product, manufacturer or facility may result in adverse consequences, including withdrawal of the product from the market.  Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and may be subject to continuous review.

If we are unable to commercialize our product candidates as anticipated, we will not have a source of continuing revenue and will be unable to achieve profitability.

If we lose key employees and consultants or are unable to attract or retain qualified personnel, our business could suffer.

Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel.  We are highly dependent on our management, including Dr. Geoffrey W. Henson.  The loss of the services of Dr. Henson or other personnel could have a material adverse effect on our operations.  Although we have entered into a letter agreement with Mr. Henson, he may terminate his employment with us at any time on short notice.  Accordingly, there can be no assurance that he will remain associated with us.  The loss of the services of the principal members of our personnel may impede our ability to commercialize our product candidates.

Our planned activities may require additional expertise in areas such as pre-clinical testing, clinical trial management, regulatory affairs, manufacturing and marketing.  Such activities may require the addition of new personnel and the development of additional expertise by existing management personnel.  We face intense competition for such personnel from other companies, academic institutions, government entities and other organizations, and there can be no assurance that we will be successful in hiring or retaining qualified personnel.  Our inability to develop additional expertise or to hire and retain such qualified personnel could have a material adverse effect on our operations.

If we are unable to manage our expected growth, we may not be able to develop our business.

Our ability to develop our business requires an effective planning and management process.  We currently have three employees and will need to hire a significant number of additional employees in the near term.  If we fail to identify, attract, retain and motivate highly skilled personnel, we may be unable to continue our development and commercialization activities.

We may face significant competition from large pharmaceutical, biotechnology and other companies which could harm our business.

The biotechnology and pharmaceutical industries are intensely competitive and characterized by rapid technological progress.  In each of our potential product areas, we face significant competition from large pharmaceutical, biotechnology, and other companies.  Most of these companies have substantially greater capital resources, research and development staffs, facilities and experience at conducting clinical trials and obtaining regulatory approvals.  In addition, many of these companies have greater experience and expertise in developing and commercializing products.

Any product that we successfully develop and for which we gain regulatory approval must then compete for market acceptance and market share.  Accordingly, important competitive factors, in addition to completion of clinical testing and the receipt of regulatory approval, will include product efficacy, safety, timing and scope of regulatory approvals, availability of supply, marketing and sales capacity, reimbursement coverage, pricing and patent protection.

We believe that many of our competitors spend significantly more on research and development-related activities than we do.  Developments by other entities may render our products under development non-competitive or obsolete.

Any of our future products may not be accepted by the market, which would harm our business and results of operations.

Even if approved by the FDA and other regulatory authorities, our product candidates may not achieve market acceptance by patients, prescribers or third-party payors.  As a result, we may not receive revenues from these products as anticipated.  The degree of market acceptance will depend upon a number of factors, including:

•                  the receipt and timing of regulatory approvals, and the scope of marketing and promotion activities permitted by such approvals (e.g., the “label” for the product approved by the FDA);

•                  the availability of third-party reimbursement including government health administration authorities and private health insurers;

•                  the establishment and demonstration in the medical community, such as doctors and hospital administrators, of the clinical safety, efficacy and cost-effectiveness of drug candidates, as well as their advantages over existing treatment alternatives, if any;

•                  the effectiveness of the sales and marketing force that may be promoting our products; and

•                  the effectiveness of our contract manufacturers.

The regulatory process is expensive, time consuming and uncertain and may prevent us from obtaining required approvals for the commercialization of our product candidates.

We must complete significant development, laboratory testing, and clinical testing on our product candidates before we submit marketing applications in the United States.  Foreign governments also regulate drugs distributed outside the United States

The rate of completion of clinical trials depends upon many factors, including the rate of enrollment of patients.  If we are unable to accrue sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs.  In addition, the FDA or Institutional Review Boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.  Moreover, we may be unable to submit a New Drug Application, or NDA, to the FDA for our product candidates within the timeframe currently expected.  Once an NDA is submitted, an NDA must be approved by the FDA before we can commercialize the product described in the application.  The cost of human clinical trials varies dramatically based on a number of factors, including:

•                  the order and timing of clinical indications pursued;

•                  the extent of development and financial support from corporate collaborators;

•                  the number of patients required for enrollment;

•                  the difficulty of obtaining clinical supplies of the product candidate; and

•                  the difficulty in obtaining sufficient patient populations and clinicians.

All statutes and regulations governing the conduct of clinical trials are subject to change in the future, which could affect the cost of our clinical trials.  Any unanticipated costs or delays in the clinical studies could delay the commercialization of the product and harm our ability to achieve profitability.

Even if we obtain positive preclinical or clinical trial results in initial studies, future pre-clinical and clinical trial results may not be similarly positive.  As a result, ongoing and contemplated clinical testing, if permitted by governmental authorities, may not demonstrate that a product candidate is safe and effective in the patient population and for the disease indications for which we believe it will be commercially advantageous to market the product.  The failure of our clinical trials to demonstrate the safety and efficacy of its desired indications could delay the commercialization of the product and harm our ability to raise capital and achieve profitability.

If we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, our products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval from the FDA, along with the manufacturing processes, post-approval clinical data collection and promotional activities for such product, will be subject to continual review and periodic inspection by the FDA and other regulatory bodies.  After approval of a product, we will have significant ongoing regulatory compliance obligations.  Later discovery of previously unknown problems with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in penalties or other actions, including:

•                  warning letters;

•                  fines;

•                  product recalls;

•                  withdrawal of regulatory approval;

•                  operating restrictions, including restrictions on such products or manufacturing processes;

•                  disgorgement of profits;

•                  injunctions; and

•                  criminal prosecution.

We depend on patents and proprietary rights, which may offer only limited protection against potential infringement and if we are unable to protect our patents and proprietary rights, we may lose the right to develop, manufacture, market or sell products and lose sources of revenue.

The pharmaceutical and biotechnology industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes.  Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and in other countries.  Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to us and diversion of our efforts.  We intend to file applications as appropriate for patents describing the composition of matter of our drug candidates, the proprietary processes for producing such compositions, and the uses of our drug candidates.  We own or license two issued United States patents, five non-United States patents and have two pending United States patent applications.  We have also filed international, regional and non-United States national patent applications in order to pursue patent protection in major foreign countries.

We also rely on trade secrets, know-how and continuing technological advancements to protect our proprietary technology.  We have entered into confidentiality agreements with our employees and consultants.  However, these parties may not honor these agreements and we may not be able to successfully protect our rights to unpatented trade secrets and know-how.  Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

We may need to obtain licenses to patents or other proprietary rights from other parties in order to develop our technology.

To facilitate development of our proprietary technology base, we may need to obtain licenses to patents or other proprietary rights from other parties.  If we are unable to obtain such licenses, our product development efforts may be delayed.  We may collaborate with universities and governmental research organizations which, as a result, may acquire certain rights to any inventions or technical information derived from such collaboration.  We may incur substantial costs in asserting any patent rights and in defending suits against us related to intellectual property rights, even if we are ultimately successful.  If we are unsuccessful in defending a claim that we have infringed or misappropriated the intellectual property of a third party, we could be required to pay substantial damages, stop using the disputed technology, develop new non-infringing technologies, or obtain one or more licenses from third parties.  If we or our licensors assert our patents, a court may determine that our patents or our licensors’ patents are invalid or unenforceable, or that the defendant’s activity is not covered by the scope of our patents or our licensors’ patents.  The United States Patent and Trademark Office or a private party could institute an interference proceeding relating to our patents or patent applications.  An opposition or revocation proceeding could be instituted in the patent offices of foreign jurisdictions.  An adverse decision in any such proceeding could result in the loss of our rights to a patent or invention.

We may not receive third party reimbursement for any of our future products, which would cause us to lose anticipated revenues and delay achievement of profitability.

Even if we receive regulatory approval to sell any of our product candidates, our future revenues, profitability and access to capital will be determined in part by the price at which we and our distribution partners can sell such approved products.  There are continuing efforts by governmental and private third-party payors to contain or reduce the costs of health care through various means.  We expect a number of federal, state and foreign proposals to control the cost of drugs through governmental regulation.  We are unsure of the form that any health care reform legislation may take or what actions federal, state, foreign, and private payors may take in response to the proposed reforms.  Therefore, we cannot predict the effect of any implemented reform on our business.

Our ability to commercialize our product candidates successfully will depend, in part, on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations.  Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought.  Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.  If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of our products, the products may fail to achieve market acceptance and we could lose anticipated revenues and experience delayed achievement of profitability.

We may be subject to product liability claims, which can be expensive, difficult to defend and may result in large judgments or settlements against us.

The administration of drugs to humans, whether in clinical trials or after marketing clearance is obtained, can result in product liability claims.  Product liability claims can be expensive, difficult to defend and may result in large judgments or settlements against us. In addition, third party collaborators and licensees may not protect us from product liability claims.  We may not be able to obtain or maintain adequate protection against potential liabilities arising from product sales.  If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to product liability claims.  A successful product liability claim in excess of our insurance coverage could harm our financial condition, results of operations and prevent or interfere with our product commercialization efforts.  In addition, any successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms.  Even if a claim is not successful, defending such a claim may be time-consuming and expensive.

We have limited sales and marketing experience and if we are unable to develop our own sales and marketing capability we may be unsuccessful in commercializing our products.

We currently do not have a marketing or sales staff.  If we are successful in acquiring the FDA’s approval of any product candidate, including any product that we may acquire as a result of our business development efforts, we will need to build a commercial capability.  The development of a marketing and sales capability will require significant expenditures, management resources and time.  We may be unable to build such a sales force, the cost of establishing such a sales force may exceed any product revenues, or our marketing and sales efforts may be unsuccessful.  We may not be able to find a suitable sales and marketing partner for our products.  If we are unable to successfully establish a sales and marketing capability in a timely manner or find suitable sales and marketing partners, our business and results of operations will be harmed.  Even if we are able to develop a sales force or find a suitable marketing partner, we may not successfully penetrate the markets for any of our proposed products.

If our product manufacturers fail to comply with regulatory requirements, our product commercialization could be delayed or subject to restrictions.

Any contract manufacturers that we use must adhere to the FDA’s regulations on cGMP, which are enforced by the FDA through its facilities inspection program.  These facilities must pass a plant inspection before the FDA will issue an approval of the product.  The manufacture of product at these facilities will be subject to strict quality control, testing and recordkeeping requirements.  Moreover, while we may choose to manufacture products in the future, we have no experience in the manufacture of pharmaceutical products for clinical trials or commercial purposes.  If we decide to manufacture products, we would be subject to the regulatory requirements described above. In addition, we would require substantial additional capital and would be subject to delays or difficulties encountered in manufacturing pharmaceutical products.  No matter who manufactures the product, we will be subject to continuing obligations regarding the submission of safety reports and other post-market information.

If we encounter delays or difficulties with contract manufacturers, packagers or distributors, market introduction and subsequent sales of our products could be delayed.  If we change the source or location of supply or modify the manufacturing process, regulatory authorities will require us to demonstrate that the product produced by the new source or from the modified process is equivalent to the product used in any clinical trials that were conducted.  If we are unable to demonstrate this equivalence, we will be unable to manufacture products from the new source or location of supply, or use the modified process, may incur substantial expenses in order to ensure equivalence, and it may harm our ability to generate revenues.

Risks related to our common stock and its market value

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  There can be no assurance that in the future we will always be current in our reporting requirements.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•              that a broker or dealer approve a person’s account for transactions in penny stocks; and

•              the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:as

•              obtain financial information and investment experience objectives of the person; and

•              make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•              sets forth the basis on which the broker or dealer made the suitability determination; and

•              that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The market price of our common stock may be adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•              our ability to integrate operations, technology, products and services;

•              our ability to execute our business plan;

•              operating results below expectations;

•              announcements of technological innovations or new products by us or our competitors;

•              loss of any strategic relationship;

•              industry developments;

•              economic and other external factors; and

•              period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future.  The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our common stock price appreciates.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall.  These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  Stockholders who have been issued shares in the Exchange will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired the shares.

ITEM 7.  FINANCIAL STATEMENTS.

The full text of our audited consolidated financial statements as of April 30, 2006 and 2005 and for the fiscal years ended April 30, 2006 and 2005 and for the period from November 15, 2002 (inception) to April 30, 2006, begins on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A           CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of April 30, 2006, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that, as of April 30, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B           OTHER INFORMATION.

None.

ITEM 9.                 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of August 11, 2006:

Name	Age	Positions
Gabriele M. Cerrone	34	Chairman of the Board
Geoffrey W. Henson, Ph.D.	58	Chief Executive Officer and Director
Frederick Larcombe	50	Chief Financial Officer
Erik DeClercq, MD, Ph.D.	64	Director
Richard J. Whitley, MD	60	Director
Chris McGuigan, Ph.D.	47	Director
John P. Brancaccio	58	Director

Gabriele M. Cerrone - Mr. Cerrone was appointed as Chairman of the Board of Directors on August 16, 2005.  From March 1999 to January 2005, Mr. Cerrone served as a Senior Vice President of Investments of

Oppenheimer & Co. Inc., a financial services firm.  Prior to such affiliation, Mr. Cerrone held the position of Managing Director of Investments at Barrington Capital, L.P., a merchant bank, between March 1998 and March 1999.  Between May 2001 and May 2003, Mr. Cerrone served on the board of directors of SIGA Technologies, Inc.  Mr. Cerrone currently serves as Chairman of the Board and a consultant to Callisto Pharmaceuticals, Inc., a biotechnology company.  In addition, Mr. Cerrone currently serves as Co-Chairman of the Board and a consultant to Xenomics, Inc., a molecular diagnostics company.  Mr. Cerrone is the managing partner of Panetta Partners Ltd., a Colorado limited partnership, that is a private investor in real estate and public and private companies engaged in biotechnology and other areas.

Geoffrey W. Henson, Ph.D.  - Dr. Henson was appointed CEO, President, Secretary and a director of our company on August 16, 2005. He served as the CEO of FermaVir Research since March 2005. From 2003 to March 2005, Dr. Henson was a pharmaceutical consultant. He was a founder and Chief Operating Officer of AnorMED, a Canadian biopharmaceutical company from 1996-2003. Dr. Henson was responsible for three new INDs on new agents at AnorMED. Dr. Henson also negotiated several significant out-licensing deals for AnorMED drugs. Prior to that, he held a number of management and scientific positions in the Biomedical Research Group at Johnson Matthey from 1985-1996. From 1982-1985, Dr Henson was a researcher and member of the Basel Institute for Immunology in Basel, Switzerland. From 1978-1981, Dr. Henson did research at the Roswell Park Memorial Cancer Institute.

Frederick Larcombe, CPA - Mr. Larcombe was appointed our Chief Financial Officer on February 24, 2006.  From October, 2005 until that date, Mr. Larcombe served as an independent consultant to our company in financial related capacities.  Since January 2006, Mr. Larcombe has been Chief Financial Officer of Xenomics, Inc.  From April 2005 to September 2005, Mr. Larcombe provided consulting services to a variety of companies independently and in association with Jefferson Wells, a financial service firm.  From June 2004 to March 2005, Mr. Larcombe worked as a consultant with Kroll Zolfo Cooper’s Corporate Advisory and Restructuring Group.  From 2000 to 2004, he served as Chief Financial Officer and Vice President of Finance with MicroDose Technologies, Inc., a privately held drug delivery company specializing in pulmonary delivery techniques.  From 1999 to 2000, Mr. Larcombe served as Chief Financial Officer with ProTeam.com, Inc., a publicly held Internet-oriented retailer.  From 1991 to 1999, he held various positions of increasing responsibility with Cambrex Corporation, a publicly held life sciences company, and was instrumental in several acquisitions.  Mr. Larcombe received his BS in Accounting from Seton Hall University and is a veteran of Harvard Business School’s Management Development Program.

Erik De Clercq, MD, Ph.D. - Dr. De Clercq was appointed a director on August 16, 2005 and has served as a director of FermaVir Research since March, 2005.  Since 1967, Dr. De Clercq has been affiliated with Rega Institute in Leuven, Belgium where he is currently a Full Professor, Leuven University Medical School, Leuven, Belgium; Chairman, Directory Board, Rega Institute, Leuven University; Chairman, Directory Board, Rega Foundation, Leuven; Chairman, Department of Microbiology and Immunology, Leuven University.

Richard J. Whitley, MD - Dr. Whitley was appointed a director on August 16, 2005 and has served as a director of FermaVir Research since March, 2005.  Dr. Whitley has been affiliated with the University of Alabama at Birmingham since 1976 where he is currently Professor of Pediatrics, Microbiology, Medicine and Neurosurgery;  Loeb Scholar in Pediatrics;  Director, Division of Pediatric Infectious Diseases; Vice-Chair, Department of Pediatrics;  Senior Scientist, Department of Gene Therapy;  Senior Scientist, Cancer Research and Training Center;  Associate Director for Clinical Studies, Center for AIDS Research;  and Director, Center for Biodefense and Emerging Infections, at the University of Alabama at Birmingham.

Chris McGuigan, Ph.D. - Dr. McGuigan was appointed a director on August 16, 2005 and has served as a director of FermaVir Research since March, 2005.  Since 1995, Dr. McGuigan has been Professor, Welsh School of Pharmacy, Chairman of Departmental Research Committee and Director of Research, Head of Medicinal Chemistry.  He is the Chemistry Editor for Antiviral Chemistry and Chemotherapy.  Professor McGuigan is on the Editorial Board Member for Journal of Medicinal Chemistry.  He is currently the President-elect and Board member of the International Society for Antiviral Research.

John P. Brancaccio - Mr. Brancaccio, a retired CPA, was appointed a director on September 24, 2005.  Since April 2004, Mr. Brancaccio has been the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies.  From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company.  From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company.  Mr. Brancaccio is currently a director of Alfacell Corporation, Callisto Pharmaceuticals, Inc. and Xenomics, Inc.

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

Pursuant to a Management Rights Agreement dated as of August 16, 2005 between Panetta Partners, Ltd., Gabriele M. Cerrone, our Chairman and us, we agreed to appoint Mr. Cerrone as Chairman and to take all reasonable action to elect Mr. Cerrone as Chairman during the term of the agreement.  In addition, so long as Panetta Partners owns an aggregate of 1% of our outstanding common stock, Panetta Partners has the right to designate one director to our board who shall serve on the audit, compensation and nominating committees if he or she meets the requirements for membership on such committees.  The agreement requires certain extraordinary corporate actions such as mergers, major capital expenditures and below market issuances of common stock be approved by the vote of the entire board of directors, including the affirmative vote of the designee of Panetta Partners.  The agreement also requires us to form and constitute a “Senior Executive Selection and Oversight Committee.”  The agreement shall terminate upon the earlier of (a) the adjudication by a court that we are bankrupt or insolvent, (b) the filing of a certificate of dissolution of our company, (c) upon the written consent of Panetta Partners and us, (d) upon the listing of our shares of common stock on Nasdaq or the New York Stock Exchange or (e) on August 31, 2008.

Compliance with Section 16(a) of the Exchange Act.

During fiscal 2006, our common stock was not registered under Section 12 of the Securities Exchange Act of 1934, as amended, and therefore our executive officers, directors and ten percent or more beneficial holders of our common stock were not subject to Section 16(a).

Code of Business Conduct and Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all board members, executive officers and employees. A copy of this Code of Business Conduct and Ethics was filed as an exhibit to Form SB-2 filed with the SEC on February 3, 2006.

Director Compensation

On September 24, 2005, all of the non-employee directors were granted 60,000 stock options each with an exercise price of $1.25 per share vesting over a period of 3 years.  Upon re-election to the board of directors, each of our non-employee directors will receive an annual grant of 12,000 options vesting over three years having an exercise price equal to the fair market value of the common stock on the date of grant.  In addition, non-employee directors will receive an annual grant of options with an exercise price equal to the fair market value of the common stock on the date of grant for serving on board committees which will vest in one year.   Chairpersons of each of the Audit Committee and Compensation Committee receive 10,000 and 5,000 stock options, respectively, and members of such committees receive 6,000 and 3,000 stock options, respectively.   Non-employee directors also receive an annual cash fee of $10,000 as well as cash compensation for serving on board committees.  Messrs. Cerrone, De Clercq and McGuigan have waived the payment of board fees.  Chairpersons of each of the Audit Committee and Compensation Committee receive $10,000 and $4,000, respectively, and members of such committees receive $7,000 and $3,000, respectively.

Audit Committee

We have an audit committee consisting of John P. Brancaccio.  The board of directors has designated Mr. Brancaccio as the “audit committee financial expert.”  The audit committee’s responsibilities include:  (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors,  (ii) appointing, replacing and discharging the independent auditors,  (iii) pre-approving the professional services provided by the independent auditors,  (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and  (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors.

Compensation Committee

We have a compensation committee consisting of John Brancaccio and Richard Whitley.  The compensation committee reviews, and makes recommendations to the board of directors regarding, the compensation and benefits of our chief executive officer and other executive officers.  The compensation committee also administers the issuance of stock options and other awards under our stock option plan and establishes and reviews policies relating to the compensation and benefits of our employees.

Senior Executive Selection and Oversight Committee

The Oversight Committee was formed on August 16, 2005 as required by the August 16, 2005 Management Rights Agreement.  The committee may consist of up to three members and presently only has one member, our Chairman of the Board.  The Oversight Committee’s primary responsibilities is to evaluate and provide successor planning for the chief executive, accounting and financial officers.  Pursuant to the agreement, the membership of the Oversight Committee is to consist of the Chairman, a designee of Panetta Partners and an independent member of the board.

ITEM 10  EXECUTIVE COMPENSATION.

The following summary compensation table sets forth certain information concerning compensation paid to our Chief Executive Officer and our three most highly paid executive officers (the “Named Executive Officers”) whose total annual salary and bonus for services rendered in all capacities for the fiscal year ended April 30, 2006 was $100,000 or more.  Prior to April, 2005, no compensation has been paid to any of our executive officers.

Summary Compensation Table

	Annual Compensation
Name and Principal Position	FiscalYear	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Geoffrey W. Henson - President and CEO	2006	$210,000	—	—
Frederick Larcombe - CFO	2006	$3,333	—	—

Option Grants in Fiscal Year 2006

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the fiscal year ended April 30, 2006.

Name	Number of Shares Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal 2006	Exercise Price Per Share	Expiration Date
Frederick Larcombe	60,000	100%	$1.60	3/28/2016

Aggregated Option Exercises in Fiscal Year 2006 and Year End Option Values

The following table provides certain information with respect to the Named Executive Officers concerning the exercise of stock options during the fiscal year ended April 30, 2006 and the value of unexercised stock options held as of such date.

	Number of Shares Underlying Options at April 30, 2006		Value of Unexercised In the Money Options at April 30, 2006
Name	Exercisable	Unexercisable	Exercisable	Unexercisable (1)
Geoffrey W. Henson	150,000	650,000	$55,500	$240,000
Frederick Larcombe	10,000	50,000	($1,300)	($6,500)

(1) Amounts calculated by subtracting the exercise price of the options from the market value of the underlying common stock using the closing price on the OTC Bulletin Board of $1.47 per share on April 30, 2006.

Employment Agreements

On March 4, 2005, Dr. Henson entered into a letter agreement with us.  Pursuant to the letter agreement, we will employ Dr. Henson as Chief Executive Officer for a period of 4 years commencing April 4, 2005.  Dr. Henson will be paid an annual base salary of $210,000 and he is eligible to receive a cash bonus of up to 20% of his salary per year.  Dr. Henson was granted an aggregate 800,000 incentive stock options pursuant to our stock option plan with an exercise price of $1.10 per share; 150,000 of such options vest on the first anniversary of the grant, 175,000 of such options vest on the second anniversary of the grant, 225,000 of such options vest on the third anniversary of grant and the remaining 250,000 options vest on the fourth anniversary of the grant.

On March 28, 2006, we entered into an employment agreement with Frederick Larcombe pursuant to which Mr. Larcombe will serve as our Chief Financial Officer on a part-time basis.  The employment agreement is for a term of one year which will automatically renewed for successive one year periods until either party provides the other with written notice of their intent not to renew.  Mr. Larcombe will be paid an annual salary of $40,000 and is eligible for a cash bonus of up to 20% of base annual salary.  Mr.

Larcombe received a grant of 60,000 incentive stock options with an exercise price of $1.60 per share which vest at the rate of 5,000 per month beginning on March 28, 2006.  The employment agreement contains a provision pursuant to which all of the unvested stock options will vest and the exercise period of such options shall be extended to the later of the longest period permitted by our stock option plans or ten years following the termination dated in the event there is a change in control of our company and Mr. Larcombe is terminated by us within two years after the change in control or by Mr. Larcombe for Good Reason (as defined in the employment agreement).

Consulting Agreements

In February 2005, Jan Balzarini, a founder of our company, and Erik DeClercq, a founder of our company and a director, each were granted 525,000 stock options to purchase our common stock at an exercise price of $.75 per share which are immediately exercisable.  Such options were issued in connection with consulting services.  On June 15, 2005, Mr. Balzarini entered into a consulting agreement with us pursuant to which he will perform certain consulting services related to our clinical programs.  The agreement commenced on September 1, 2005 and continues until August 31, 2006.  We will pay Mr. Balzarini $7,500 for his services which will be payable upon us filing an IND with the FDA for the use of CF-1743 for the treatment of shingles.

Gabriele M. Cerrone, our Chairman, serves as a consultant pursuant to an agreement entered into on August 16, 2005.  The term of the agreement is for three years beginning November 15, 2005 with automatic renewal for successive one year periods unless either party gives notice to the other not to renew the agreement.  The duties of Mr. Cerrone pursuant to the agreement consist of business development, strategic planning, capital markets and corporate financing consulting advice.  Mr. Cerrone’s compensation under the agreement is $16,500 per month or $198,000 per year.  Mr. Cerrone is also eligible to earn an annual cash bonus of up to 15% of his base compensation.  In the event the agreement is terminated without cause or for good reason, Mr. Cerrone will receive a cash payment equal to the aggregate amount of the compensation payments for the then remaining term of the agreement.  In addition, in such event, all unvested stock options owned by Mr. Cerrone will immediately vest and the exercise period of such options will be extended to the later of the longest period permitted by our stock option plans or ten years following termination.  In the event a change of control of our company occurs, Mr. Cerrone shall be entitled to such compensation upon the subsequent termination of the agreement within two years of the change in control unless such termination is the result of Mr. Cerrone’s death, disability or retirement or Mr. Cerrone’s termination for cause.

On September 1, 2005, we entered into a consulting agreement with Richard J. Whitley pursuant to which Dr. Whitley will perform certain consulting services related to our clinical programs.  Dr. Whitley will be paid $20,000 payable in $5,000 increments at the end of every calendar quarter retroactive to and beginning July 1, 2005.  In addition, Dr. Whitley received a grant of 20,000 stock options exercisable at $1.25 per share and vesting in equal amounts over 3 years.

2005 Equity Compensation Incentive Plan

We plan to rely on incentive compensation in the form of stock options and grants to retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives to directors, executive officers, employees and consultants, to encourage them to remain with us and to enable them to develop and maintain an ownership position in our common stock.

The 2005 Equity Compensation Incentive Plan authorizes the grant of stock options and stock awards to directors, eligible employees, including executive officers, and consultants.  The value realizable from exercisable options and restricted stock awards is dependent upon the extent to which our performance is reflected in the value of our common stock at any particular point in time. Equity compensation is designed to provide long-term incentives to directors, executive officers and other employees.  We approve the granting of options in order to motivate these employees to maximize stockholder value. Generally, vesting for options granted under the stock option plan is determined at the time of grant, and options expire after a 10-year period.  Options are generally granted at an exercise price not less than the fair market value at the date of grant.  As a result of this policy, directors, executives, employees and consultants are rewarded economically only to the extent that the stockholders also benefit through appreciation in the market. Options granted to employees are based on such factors as individual initiative, achievement and performance.  In administering grants to executives, the compensation committee of the board of directors evaluates each executive’s total equity compensation package.  The compensation committee generally reviews the option holdings of each of the executive officers, including vesting and exercise price and the then current value of such unvested options.  We consider equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of our stockholders.

A total of 7,500,000 shares have been reserved for issuance under the plan. As of August 11, 2006, 2,248,000 options were outstanding under the plan and there are 5,252,000 shares available for grant either as options or awards under the plan.  The options granted under the plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options at the discretion of the board of directors and as reflected in the terms of the written option agreement.  Stock awards will be made pursuant to written agreements which will contain terms related to such matters as vesting and performance.  The plan is not a qualified deferred compensation plan under Section 401(a) of the Code, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

The following table summarizes information about our equity compensation plans as of April 30, 2006.

Equity Compensation Plan Information

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Stockholders	2,248,000	$0.97	5,252,000

Equity Compensation Plans Not Approved by Stockholders	0	n/a
Total	2,248,000	$0.97	5,252,000

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

The following table indicates beneficial ownership of our common stock as of August 11, 2006 by:

•     Each person or entity known by us to beneficially own 5% or more of the outstanding shares of our common stock;

•     Each of our executive officers and directors; and

•     All of our executive officers and directors as a group.

Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.  Unless other indicated, the address of each beneficial owner listed below is c/o FermaVir Pharmaceuticals, Inc., 420 Lexington Avenue, Suite 445, New York, New York 10170.

Name of Beneficial Owner	Number of Shares		Percentage (1)
Named executive officers and directors:
Gabriele M. Cerrone	3,072,500	(2)	17.4
Geoffrey W. Henson, Ph.D.	150,000	(3)
Erik De Clercq, MD, Ph.D.	545,000	(4)	2.9
Chris McGuigan	1,049,000	(5)	5.9
Richard J. Whitley, MD	26,666	(6)
John P. Brancaccio	20,000	(7)
Frederick Larcombe, CPA	35,000	(8)

All Officers and Directors as a Group (7 persons)	4,748,166	(9)	25.5
5% or greater holders:
Panetta Partners, Ltd. 1275 First Avenue, Suite 296 New York, NY 10021	3,052,500		17.4

* - Less than 1%

(1)             Percentage of beneficial ownership is based on 17,575,884 shares of common stock outstanding as of August 11, 2006.

(2)             Consists of 3,030,000 shares of common stock owned by Panetta Partners, Ltd., 22,500 shares which may be obtained within 60 days upon the exercise of outstanding warrants and 20,000 shares which may be obtained within 60 days upon the exercise of outstanding options.  Mr. Cerrone is the sole managing partner of Panetta Partners, Ltd. and in such capacity only exercises voting and dispositive control over securities owned by Panetta, despite him having only a small pecuniary interest in such securities.  Does not include 40,000 shares that may be obtained upon the exercise of stock options granted to Mr. Cerrone that are not vested which, and by their terms, are not exercisable within 60 days.

(3)             Consists of 150,000 shares which may be obtained within 60 days upon the exercise of outstanding stock options.  Does not include 650,000 shares that may be obtained upon the exercise of stock options that are not vested which, and by their terms, are not exercisable within 60 days.

(4)             Consists of 545,000 shares which may be obtained within 60 days upon the exercise of outstanding stock options. Does not include 40,000 shares that may be obtained upon the exercise of stock options that are not vested which, and by their terms, are not exercisable within 60 days.

(5)             Consists of 1,029,000 shares of common stock and 20,000 shares which may be obtained within 60 days upon the exercise of outstanding stock options.  Does not include 40,000 shares that may be obtained upon the exercise of stock options that are not vested which, and by their terms, are not exercisable within 60 days.

(6)             Consists of 26,666 shares of common stock which may be obtained within 60 days upon the exercise of outstanding stock options.  Does not include 58,334 shares that may be obtained upon the exercise of stock options that are not vested which, and by their terms, are not exercisable within 60 days.

(7)             Consists of 20,000 shares of common stock which may be obtained within 60 days upon the exercise of outstanding stock options.  Does not include 53,000 shares that may be obtained upon the exercise of stock options that are not vested which, and by their terms, are not exercisable within 60 days.

(8)             Consists of 35,000 shares of common stock which may be obtained within 60 days upon the exercise of outstanding stock options.  Does not include 25,000 shares that may be obtained upon the exercise of stock options that are not vested which, and by their terms, are not exercisable within 60 days.

(9)             Includes 839,166 shares which may be obtained within 60 days upon the exercise of outstanding stock options and warrants.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting and investment power with respect to securities.  Beneficial ownership determined in this manner may not constitute ownership of such securities for other purposes or indicate that such person has an economic interest in such securities.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In November 2002, we issued 2,000,000 shares of common stock to our founder, Nicole Demario, and received net proceeds of $2,000.

On February 17, 2005, Nicole Demario, our former President, Treasurer, Secretary and principal shareholder, entered into a Capital Stock Purchase Agreement with Panetta Partners, Ltd., a principal shareholder.  Under the Stock Purchase Agreement Panetta purchased an aggregate of 2,000,000 restricted shares of our common stock from Ms. Demario and Ms. Demario resigned as an officer and director of our company.  Panetta appointed Sarah Boothe to serve as sole director, filling the vacancy created by the resignation of Ms. Demario. Ms. Boothe also became President, Secretary and Treasurer.

In February 2005, Jan Balzarini, a founder of our company, and Erik DeClercq, a founder of our company and a director, each were granted 525,000 stock options to purchase our common stock at an exercise price of $.75 per share which are immediately exercisable.  Such options were issued in connection with consulting services.  On June 15, 2005, Mr. Balzarini entered into a consulting agreement with us pursuant to which he will perform certain consulting services related to our clinical programs.  The agreement commenced on September 1, 2005 and continues until August 31, 2006.  We will pay Mr. Balzarini $7,500 for his services which will be payable upon us filing an IND with the FDA for the use of CF-1743 for the treatment of shingles.

In February 2005, we issued a promissory note to Panetta Partners Ltd., a principal shareholder, whereby Panetta Partners made disbursements on our behalf and loaned us funds.  The promissory note accrued interest at 6% per annum and had a maturity date of February 2006.  At April 30, 2005 and July 31, 2005, the amounts due on the note were $237,214 and $703,220, respectively. The note and accrued interest of $10,932 were paid in full on August 16, 2005.  Our Chairman is the managing partner of Panetta Partners.

On August 16, 2005, we acquired all of the outstanding shares of FermaVir Research, Inc. pursuant to a Securities Exchange Agreement dated August 11, 2005, completed a redemption of outstanding shares, closed on a private placement of securities, split our outstanding common stock and changed our name to “FermaVir Pharmaceuticals, Inc.”  We issued 1,829,000 shares of restricted common stock in exchange for all of the outstanding shares of capital stock of FermaVir Research and issued 1,850,000 options under our 2005 Equity Compensation Incentive Plan in satisfaction of options that were outstanding to purchase shares of FermaVir Research.  Simultaneously with the acquisition, we sold 2,825,000 shares of common stock and 423,750 five year warrants to 17 accredited investors and received net proceeds of $2,092,486 in a private placement.  In addition, we repurchased the now equivalent of 67,679,977 shares of common stock from Panetta Partners, Ltd., a principal shareholder, for $750,000 ($0.011 per share), of which $350,000 was paid by the issuance of a 6% unsecured promissory note due November 15, 2005.  The promissory note required prepayment of principal from the net proceeds received by us from the sale of securities or borrowings and was satisfied prior to November 15, 2005.

On November 4, 2005, we issued 150,000 shares and 22,500 warrants to Panetta Partners in lieu of payment of $112,500 due to Panetta Partners under the 6% note due November 15, 2005.  Our Audit Committee reviewed the transaction and found that the issuance of the shares and warrants on the same terms as the August 16, 2005 offering was not a conflict under our current Code of Business Conduct and Ethics.

Chris McGuigan, a founder of our company, entered into a Repurchase Option Agreement with us dated as of March 16, 2006 pursuant to which Mr. McGuigan has granted to us an irrevocable, exclusive option (the “Company Option”) for a period of 120 days from a Trigger Event to repurchase up to 926,100 shares of our common stock owned by Mr. McGuigan for the aggregate price of $114,000.  A Trigger Event is defined as the earlier of our abandonment of the development of the Licensed Subject Matter (as defined in the Repurchase Option Agreement) or December 31, 2006, unless on or before such date, Phase I Clinical Trials have commenced for a product utilizing the Licensed Subject Matter.  In addition, Erik DeClercq and Jan Balzarini, each co-founders of our company, entered into agreements with us whereby each of them have agreed that upon exercise of the Company Option, upon payment of $50,000 to each, we would cancel 472,500 stock options previously granted to each of them.

In addition, each of Chris McGuigan, Erik DeClercq, Jan Balzarini (collectively, the “Holders”), FermaVir Research, Inc., our wholly-owned subsidiary, and us entered into a Technology Acquisition Agreement dated as of March 16, 2006 pursuant to which we granted to the Holders an option (the “Acquisition Option”) to acquire for nominal consideration all of the rights granted to us pursuant to a license agreement dated February 2, 2005.  The Holders may exercise the Acquisition Option at any time within 30 days after our exercise of the Company Option.

ITEM 13  EXHIBITS.
Exhibit	Description

2.1

Capital Stock Purchase Agreement between Panetta Partners, Ltd. and Nicole Demario dated February 17, 2005 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2005)

3.1	Articles of Incorporation of the Company (Incorporated by reference to exhibit 3.1 to the Company’s Form SB-2 Registration Statement, as amended, filed on June 15, 2004)

3.2

Articles of Amendment to Articles of Incorporation of Venus Beauty Supply, Inc. changing its name to FermaVir Pharmaceuticals, Inc., filed on July 14, 2004 with the Florida Secretary of State (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 19, 2005)

3.3	Amended and Restated By-Laws (Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 19, 2005)

4.1	Form of Stock Certificate, $.0001 par value (Incorporated by reference to exhibit 4 to the Company’s Form SB-2 Registration Statement, as amended, filed June 15, 2004)

4.2	Form of Stock Purchase Warrant of the Company (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 19, 2005)

4.3	Form of 6% Promissory Note of Venus Beauty Supply, Inc. (Incorporated by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 19, 2005)

4.4	Form of Warrant issued to Trilogy Capital Partners, Inc. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2005)

4.5	Form of 12% Note of FermaVir Pharmaceuticals, Inc. due January 1, 2007 (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 22, 2006)

4.6	Form of Warrant to purchase shares of Common Stock (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 22, 2006)

10.1	FermaVir Pharmaceuticals, Inc. 2005 Stock Option Plan (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 19, 2005)+

10.2

Repurchase Agreement dated as of August 16, 2005 by and between Venus Beauty Supply, Inc. and Panetta Partners, Ltd. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2005)

10.3

Consulting Agreement dated as of August 16, 2005 by and between Gabriele M. Cerrone and Venus Beauty Supply, Inc. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 19, 2005)

10.4

Management Rights Agreement dated as of August 16, 2005 by and among Venus Beauty Supply, Inc., Gabriele M. Cerrone and Panetta Partners, Ltd. (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 19, 2005)

10.5

Securities Exchange Agreement by and among Venus Beauty Supply, Inc. and the shareholders of FermaVir Research, Inc. dated as of August 11, 2005 (Incorporated by reference to exhibit 2.2 to the Company’s Annual Report on Form 10-KSB filed on August 15, 2005)

10.6

Letter of Engagement between Trilogy Capital Partners, Inc. and FermaVir Pharmaceuticals, Inc. dated December 12, 2005 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2005)

10.7

Agreement of Lease between FermaVir Research, Inc. and SLG Graybar Sublease LLC dated as of July 1, 2005 (Incorporated by reference to exhibit 10.7 to the Company’s registration statement on Form SB-2 filed on February 3, 2006)

10.8

License Agreement between FermaVir Research, Inc. and University College Cardiff Consultants Limited dated February 2, 2005 (Incorporated by reference to exhibit 10.8 to the Company’s registration statement on Form SB-2 filed on February 3, 2006)**

10.9

Employment Agreement dated March 28, 2006 between FermaVir Pharmaceuticals, Inc. and Frederick Larcombe (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2006)

10.10

Repurchase Option Agreement between FermaVir Pharmaceuticals, Inc. and Chris McGuigan dated as of March 16, 2006 (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 6, 2006)

10.11

Technology Acquisition Agreement by and among FermaVir Pharmaceuticals, Inc., FermaVir Research, Inc., Chris McGuigan, Erik DeClercq and Jan Balzarini dated as of March 16, 2006 (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 6, 2006)

10.12

Agreement to Modify Option No. 0- FERMAVIR-05-A-002 dated as of March 16, 2006 between FermaVir Pharmaceuticals, Inc. and Erik DeClercq (Incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 6, 2006)

10.13

Agreement to Modify Option No. 0- FERMAVIR-05-A-003 dated as of March 16, 2006 between FermaVir Pharmaceuticals, Inc. and Jan Balzarini (Incorporated by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 6, 2006).

14	Code of Business Conduct and Ethics (Incorporated by reference to exhibit 14 to the Company’s registration statement on Form SB-2 filed on February 3, 2003)

16	Letter from Baum & Company, PA Re: Change in Certifying Accountant (Incorporated by reference to exhibit 16.1 to the Company’s Current Report on Form 8-K filed on December 8, 2005)

21.1	Subsidiary of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                    Denotes a management contract or compensatory plan or arrangement

**             Confidential treatment has been requested as to certain portions of this exhibit which portions have been omitted and filed separately with the Securities and Exchange Commission.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES.

The aggregate fees billed and unbilled for the fiscal years ended April 30, 2006 and 2005 for professional services rendered by our independent registered public accounting firms for the audits of our annual financial statements on Form 10-KSB and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $157,000 and $13,000, respectively.

AUDIT-RELATED FEES.

There were no fees billed for the fiscal years ended April 30, 2006 and 2005 for assurance and related services rendered by our independent registered public accounting firms related to the performance of the audit or review of our financial statements.

TAX AND OTHER FEES.

There were no tax fees billed for the fiscal years ended April 30, 2006 and 2005 as there were no tax related or other services rendered by our independent registered public accounting firms in connection with the preparation of our federal and state tax returns.

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis.  Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants.  Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15D of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERMAVIR PHARMACEUTICALS, INC.

	By:	/s/ Geoffrey W. Henson
Date: August 14, 2006		Geoffrey W. Henson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gabriele M.Cerrone	Chairman of the Board	August 14, 2006
Gabriele M. Cerrone

/s/ Geoffrey W. Henson	Chief Executive Officer and	August 14, 2006
Geoffrey W. Henson	Director

/s/ Frederick Larcombe	Chief Financial Officer	August 14, 2006
Frederick Larcombe	(Principal Financial and Accounting Officer)

/s/ John Brancaccio	Director	August 14, 2006
John Brancaccio

/s/ Chris McGuigan	Director	August 14, 2006
Chris McGuigan, Ph.D.

/s/ Erik De Clercq	Director	August 14, 2006
Erik De Clercq, Ph.D.

/s/ Richard Whitley	Director	August 14, 2006
Richard Whitley, M.D.

FERMAVIR PHARMACEUTICALS, INC.

(A Development Stage Company)

Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of April 30, 2006 and 2005	F-4

Consolidated Statements of Operations for the years ended April 30, 2006 and 2005 and for the period from November 15, 2002 (Inception) to April 30, 2006	F-5

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period from November 15, 2002 (inception) to April 30, 2006	F-6

Consolidated Statements of Cash Flows for the years ended April 30, 2006 and 2005 and for the period from November 15, 2002 (inception) to April 30, 2006	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Ferma Vir Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheet of Ferma Vir Pharmaceuticals, Inc. and subsidiary as of April 30, 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended and for the period from November 15, 2002 (inception) to April 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express and opinion on these consolidated financial statements based on our audit. The financial statements for the year ended April 30, 2005 and for the period from November 15, 2002 (inception) to April 30, 2005 were audited by other auditors whose report dated August 1, 2005 expressed an unqualified opinion on those statements. Our opinion on the consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the period from November 15, 2002 (inception) through April 30, 2006, insofar as it relates to amounts for the period from November 15, 2002 (inception) through April 30, 2005, is based solely on the report of other auditors.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FermaVir Pharmaceuticals, Inc. and subsidiary as of April 30, 2006, and their consolidated results of operations and cash flows for the year then ended and for the period from November 15, 2002 (inception) to April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, has had net losses from inception and has a working capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

Jericho, New York
August 4, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Venus Beauty Supply, Inc.

We have audited the accompanying balance sheets of FermaVir Pharmaceuticals, Inc. ( A Development Stage Company ), formerly known as Venus Beauty Supply, Inc., as of April 30, 2005 and the related statements of operations, stockholders' equity and cash flows for the year then ended and cumulatively from inception November 15, 2002 to April 30, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements present fairly in all material respects, the financial position of FermaVir Pharmaceuticals, Inc. as of April 30, 2005 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and cumulatively from inception November 15, 2002 to April 30, 2005 in conformity with United States generally accepted accounting principles.

/s/ Baum & Company, P.A.

Coral Springs, Florida

August 1, 2005

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	April 30, 2006	April 30, 2005

Assets

Current assets:
Cash	$127,121	$224
Prepaid expenses	17,439	0
Total current assets	144,560	224

Property and equipment, net	22,490	0
Deposit	43,890	0

Total assets	$210,940	$224

Liabilities and Stockholders’ Deficiency

Current liabilities - accounts payable and accrued expenses	$401,743	$10,000
Non-current liability - deferred rent	12,157	0

Total liabilities	413,900	10,000

Commitments

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	0	0
Common stock, $0.0001 par value, 100,000,000 shares authorized, 17,575,884 and 79,380,000 issued and outstanding at April 30, 2006 and 2005, respectively	1,757	7,932
Additional paid-in capital	5,685,785	6,568
Deferred stock-based compensation	(308,615)	0
Deficit accumulated during development stage	(5,581,887)	(24,276)
Total stockholders’ deficiency	(202,960)	(9,776)

Total liabilities and stockholders’ deficiency	$210,940	$224

The accompanying notes are an integral part of these financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

			For the period
			November 15, 2002
	Years Ended		(Inception) to
	April 30		April 30,
	2006	2005	2006
			(Unaudited)

Revenues	$0	$0	$0

Operating expenses:

Research and development:
Non-cash charge for amortization of deferred stock compensation	29,893	0	29,893
Other	853,764	0	853,764
Total research and development	883,657	0	883,657

Charge for acquired in-process research and development	2,713,996	0	2,713,996

General and administrative:
Non-cash charges for:
Warrants issued for services	1,086,546	0	1,086,546
Amortization of deferred stock compensation	41,670	0	41,670
Other	692,118	24,117	716,394
Total general and administrative	1,820,334	24,117	1,844,610

Total operating expenses	5,417,987	24,117	5,442,263

Operating loss	(5,417,987)	(24,117)	(5,442,263)

Other income (expense):

Interest income	8,632	0	8,632
Interest expense	(148,256)	0	(148,256)
Total other expense	(139,624)	0	(139,624)

Net loss	$(5,557,611)	$(24,117)	$(5,581,887)

Net loss per common share:
Basic and diluted	$(0.16)	$(0.00)

Weighted average shares of common stock outstanding:
Basic and diluted	35,589,486	79,380,000

The accompanying notes are an integral part of these financial statements.

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficiency)
Period from November 15, 2002 (Inception) to April 30, 2006

								Deficit
							Deferred-	Accumulated
					Additional		Stock	During
	Preferred Stock		Common Stock		Paid-In	Subscription	Based	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total
Balance, November 15, 2002 (Inception)	0	$0	0	$0	$0	$0	$0	$0	$0
Issuance of common stock to founders for cash at $0.00003 per share			70,560,000	7,050	(5,050)	(2,000)			0
Balance, April 30, 2003	0	0	70,560,000	7,050	(5,050)	(2,000)	0	0	0
Payment of subscription receivable						2,000			2,000
Issuance of common stock for cash at $0.0014 per share			8,820,000	882	11,618				12,500
Net loss								(159)	(159)
Balance, April 30, 2004	0	0	79,380,000	7,932	6,568	0	0	(159)	14,341
Net loss								(24,117)	(24,117)
Balance, April 30, 2005	0	0	79,380,000	7,932	6,568	0	0	(24,276)	(9,776)
Acquisition of FermaVir Research, Inc:
Stock issued valued at $0.70 per share			1,829,000	183	1,280,117	(5,600)			1,274,700
Issuance of stock options to consultants					504,835				504,835
Issuance of stock options to employee					303,348		(303,348)		0
Issuance of common stock and warrants for cash at $0.75 per share net of expenses			3,863,527	386	2,864,431				2,864,817
Issuance of common stock and warrants in exchange for note payable with a fair value of $1.55 per share and $1.06 per warrant ($23,865)			150,000	15	256,350				256,365
Issuance of stock options to employee					64,348		(64,348)		0
Stock issued in connection with the exercise of warrants at $1.50			33,334	3	49,998				50,001
Redemption and retirement of stock at $0.011 per share			(67,679,977)	(6,762)	(743,238)				(750,000)
Issuance of warrants to consultants					1,086,546				1,086,546
Amortization of deferred stock-based compensation for employee and directors					12,482		59,081		71,563
Collection of subscription receivable						5,600			5,600
Net loss								(5,557,611)	(5,557,611)
Balance, April 30, 2006	0	$0	17,575,884	$1,757	$5,685,785	$0	$(308,615)	$(5,581,887)	$(202,960)

The accompanying notes are an integral part of these financial statements.

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Cash Flows

			For the period
	Years Ended		November 15, 2002
	April 30		(Inception) to
	2006	2005	April 30, 2006
			(Unaudited)
Operating activities:

Net loss	$(5,557,611)	$(24,117)	$(5,581,887)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges for:
Write-off of acquired in-process research and development	2,713,996	0	2,713,996
Issuance of warrants for services	1,086,546	0	1,086,546
Value of shares and warrants issued in excess of the principal amount repaid in connection with a note due to related party	143,865	0	143,865
Amortization of deferred stock-based compensation	71,563	0	71,563
Depreciation	4,562	0	4,562
Changes in operating assets and liabilities (net of effect of business acquisition):
Decrease in prepaid expenses	34,831	0	34,831
Increase in deposit	(43,890)	0	(43,890)
Increase in accounts payable and accrued expenses	226,101	10,000	236,101
Increase in deferred rent	12,157	0	12,157
Net cash used in operating activities	(1,307,880)	(14,117)	(1,322,156)

Investing activities:

Purchase of property and equipment	(27,052)	0	(27,052)
Cash acquired in acquisition	27,156	0	27,156
Cash paid in connection with acquisition transaction costs	(145,025)	0	(145,025)
Net cash provided by investing activities	(144,921)	0	(144,921)

Financing activities:

Proceeds from sale of common stock net of expenses	2,914,818	0	2,929,318
Redemption of common stock	(400,000)	0	(400,000)
Repayment of notes payable to related party	(940,720)	0	(940,720)
Collection of subscription receivable	5,600	0	5,600
Net cash provided by financing activities	1,579,698	0	1,594,198

Net change in cash	126,897	(14,117)	127,121

Cash—Beginning of period	224	14,341	0
Cash—End of period	$127,121	$224	$127,121

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock in business combination	$1,280,300	0	$1,280,300
Assumption of consultants’ options in connection with business combination	504,835	0	504,835
Assumption of employee options in connection with business combination	303,348	0	303,348
Net liabilities assumed in business combination	785,992	0	785,992
Note payable issued in connection with redemption of shares	350,000	0	350,000
Shares and warrants issued in connection with repayment of note payable	112,500	0	112,500

The accompanying notes are an integral part of these financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended April 30, 2005 and 2006

1)            Business

FermaVir Pharmaceuticals, Inc. (the “Company”) was organized under the laws of the State of Florida on November 15, 2002 as Venus Beauty Supply, Inc.  The Company had no operations through August 16, 2005.  On that date, it acquired 100% of the outstanding common shares of FermaVir Research, Inc. (“FermaVir”), raised funds through the sale of common stock, and changed its name to FermaVir Pharmaceuticals, Inc.

Through its wholly owned subsidiary, the Company has licensed patents on a series of compounds for the treatment of viral diseases including compounds for the treatment of varicella zoster virus (“VZV”), the causative agent for shingles and chickenpox and human cytomegalovirus (“CMV”), a member of the herpes virus group which includes the viruses that cause chicken pox, mononucleosis, herpes labialis (cold sores) and genitalis (genital herpes).

Additionally, through its wholly owned subsidiary, the Company has performed preclinical studies on its compounds and has selected a clinical candidate for development for the treatment of shingles.  The Company’s clinical candidate will undergo extensive preclinical testing.  The Company is conducting pharmacology and safety studies of its clinical candidate in order to file an Investigational New Drug Application (“IND”) with the Food and Drug Administration.

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

2)            Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of FermaVir Research, Inc., a 100% owned subsidiary, and have been prepared in accordance with accounting principles generally accepted in the United States of America.  All inter-company balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred losses totaling $5,581,887 from November 15, 2002 (Inception) to April 30, 2006 and has limited working capital.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported expenses during the reporting periods.  On an ongoing basis, management evaluates its estimates and judgments.  Management bases estimates on its historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Computation of Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options and stock warrants would have an anti-dilutive effect because the Company incurred a net loss during each period presented. The amounts of potentially dilutive securities excluded from the calculation were 4,002,695 and zero shares at April 30, 2006 and 2005, respectively.

Stock-Based Compensation

The Company accounts for stock options, common stock, and other similar equity instruments issued to employees as compensation using fair value-based methods pursuant to Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).  Accordingly, the Company estimates the fair value of stock options using an option-pricing model (the Black-Scholes model) that meets criteria set forth in SFAS 123 and common stock using its market value.  It records such value through charges to deferred stock-based compensation and corresponding credits to additional paid-in capital.  Deferred stock-based compensation is amortized to expense over the vesting period.

In accordance with SFAS 123, all other issuances of common stock, stock options, or other equity instruments to employees and non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the Emerging Issues Task Force of the Financial Accounting Standards Board for Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

Impact of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”).  SFAS 123R is a revision of SFAS 123.  SFAS 123R focuses primarily on accounting for transactions in which an entity obtains services in share-based payment transactions.

The Company has elected to adopt SFAS 123R effective May 1, 2006.  The principal effect of this implementation will be the elimination of deferred stock-based compensation of $308,615 from the stockholders’ deficiency section of the balance sheet with a corresponding charge to additional paid-in-capital for the same amount.  The Company has not yet determined the effect of accounting for non-employee vested warrants nor the cummulative effect of forfeitures.

3)            Acquisition of FermaVir Research, Inc.

On August 16, 2005, the Company issued 1,829,000 common shares in exchange for all outstanding common shares of FermaVir Research, Inc (“FermaVir”).  Additionally, the Company exchanged 1,850,000 options to purchase common stock of the Company with the holders of all outstanding options to purchase common stock of FermaVir as of that date.

After the completion of this transaction and the additional related simultaneous transactions described in Note 7, the shareholders of the Company owned approximately 70% of the combined company.  Consequently, the acquisition of FermaVir has been accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”.  Under the purchase method, assets acquired and liabilities assumed by the Company are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

The purchase price of $3,102,370 consisted of:

Issuance of 1,829,000 shares of common stock having an estimated fair value of $0.70 per share	$1,280,300
Estimated fair value of options issued	808,183
Liabilities assumed:
Accounts payable and accrued expenses	140,642
Note payable	703,220
Transaction costs	170,025
$3,102,370

The purchase price was allocated to assets acquired as follows:

Cash	$27,156
Acquired in-process research and development	2,713,996
Deferred stock-based compensation	303,348
Prepaid expenses	52,270
Stock subscription receivable	5,600
$3,102,370

The value of $0.70 per share used to calculate the purchase price was estimated by utilizing the actual price of $0.75 per share price paid by new investors on the same date for a combination of common stock and warrants, less the estimated fair value per share attributable to the warrants.

The purchase price paid by the Company in excess of the assets of FermaVir was $2,713,996. This amount was allocated to acquired in-process research and development.  As required by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, the Company recorded a charge in its statement of operations for the year ended April 30, 2006 for that same amount.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and FermaVir, as if the acquisition had occurred on May 1, 2005 and 2004 instead of August 16, 2005 and include the charge for the write-off of acquired in-process research and development of $2,713,996.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	Year Ended April 30
	2006	2005
Net loss	($5,565,847)	($2,759,113)

Weighted average number of common shares outstanding	16,945,667	16,940,704

Loss per common share—Basic and fully diluted	($0.33)	($0.16)

4)            Property and Equipment:

Property and equipment consist of furniture and computer equipment stated at cost.  Depreciation expense for the year ended April 30, 2006 and for the period November 15, 2002 (Inception) to April 30, 2006 was $4,562.  As of April 30, 2006, property and equipment consisted of the following:

Furniture	$10,760
Equipment	16,292
27,052
Less accumulated depreciation	(4,562)
Property and equipment, net	$22,490

5)            Licensing Agreement and Commitments

On February 2, 2005, FermaVir entered into a Patent and Technology License Agreement (the “License Agreement”) with University College Cardiff Consultants Limited (“Cardiff”), an affiliate of Cardiff University located in the United Kingdom, for a series of pharmaceutical compounds for the treatment of viral diseases.

Under the terms of this License Agreement, the Company, through its wholly owned subsidiary, has the exclusive, worldwide rights to research, develop, and commercially exploit such technology during the period of existing patent protection which extends from fifteen to twenty years in targeted markets in North America, Western European nations, Japan, Australia, and New Zealand and any new related patents.  Remaining obligations under this License Agreement consist of milestone payments aggregating $550,000 during the clinical trial phase of development for each product, and royalty payments based upon net sales of such products as defined in the Agreement.  Additionally, the Company is obligated to make good faith expenditures of at least $2,000,000 for the clinical development of at least one pharmaceutical compound during the initial three years of the License Agreement.  As of April 30, 2006, no milestone payments were due to Cardiff.

See Note 12, “Repurchase Agreements With Founders”, for additional information concerning this licensed technology.

6)            Notes Payable to Related Party

On February 2, 2005, FermaVir signed a promissory note with a related party whereby that related party made disbursements to third parties on FermaVir’s behalf and loaned FermaVir monies.  This note accrued interest at 6% per annum and was scheduled to mature in February 2006.  The principal amount of $703,220 and accrued interest of $10,932 due in connection with this note was paid in full on August 16, 2005.

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

7)            Stockholders’ Equity

Stock Split

On August 16, 2005, the Company initiated a 35.28 for one stock split effective August 22, 2005 resulting in authorized capital stock of 120,000,000 shares consisting of 100,000,000 shares of common stock with $0.0001 par value and 20,000,000 shares of preferred stock with $0.001 par value.  All share and per share data have been restated for this stock split.

Financing Activities

1)             The 2005 Refinancing:

From August 16, 2005 through December 1, 2005, the Company completed a refinancing of the Company and received a net $2,464,817 through the series of related transactions as described below:

a)             On August 16, 2005:

i)                                         The Company issued 2,825,000 shares of common stock and warrants to purchase 423,750 shares of common stock to new investors and received net proceeds of $2,092,486 at a price of $.75 per share.  The warrants expire on August 16, 2010 and have an exercise price of $1.50 per share; and

ii)                                      The Company redeemed and cancelled 67,679,977 common shares held by a related party for total consideration of $750,000 consisting of $400,000 in cash and the issuance of a $350,000 promissory note to that related party as previously described in Note 6.

b)                                     On October 24, 2005, the Company issued 699,193 shares of common stock and warrants to purchase 104,879 shares of common stock and received net proceeds of $520,831 at a price of $.75 per share.  The warrants expire on October 24, 2010 and have an exercise price of $1.50 per share.  This transaction was on the same basis as the 2,825,000 shares and 423,750 warrants privately placed on August 16, 2005.

c)                                      On November 4, 2005, the Company issued 153,334 shares of common stock and warrants to purchase 23,000 shares of common stock and received net proceeds of $113,000 at a price of $.75 per share.  The warrants expire on November 4, 2010 and have an exercise price of $1.50 per share.  This transaction was on the same basis as the 2,825,000 shares and 423,750 warrants privately placed on August 16, 2005.

d)                                     On December 1, 2005, the Company issued 186,000 shares of common stock and warrants to purchase 27,900 shares of common stock and received net proceeds of $138,500 at a price of $.75 per share.  The warrants expire on December 1, 2010 and have an exercise price of $1.50 per share.  This transaction was valued on the same basis as the 2,825,000 shares and 423,750 warrants privately placed on August 16, 2005.

2)             Issuance of Common Stock and Warrants in Satisfaction of a Note Payable

On November 4, 2005, the Company issued 150,000 shares of common stock and warrants to purchase 22,500 shares of common stock with a combined estimated fair value of approximately $256,365 to a related party in payment of $112,500 due under a note payable.  The difference of $143,865 was charged to expense in the quarter ending January 31, 2006.  The warrants were 100% vested upon issuance, expire on November 4, 2010 and have an exercise price of $1.50 per share.  This transaction was on the same basis as the 2,825,000 shares and 423,750 warrants privately placed on August 16, 2005.

3)                                      On March 28, 2006, the Company issued 33,334 shares of common stock in connection with the exercise of warrants and received net proceeds of $50,001 at a price of $1.50 per share.

See Note 12, “Repurchase Agreements With Founders”, for additional information concerning outstanding common stock.

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

On August 16, 2005, the Company exchanged 1,050,000 options to purchase common stock of the Company with the holders of outstanding options to purchase common stock of FermaVir as of that date.  These options were 100% vested upon issuance, expire in 2016, and have exercise price of $0.75 per share.  The estimated fair value of these warrants of $504,835 was included in the purchase price of FermaVir.

On August 16, 2005, the Company exchanged 800,000 options to purchase common stock of the Company with the holder of outstanding options to purchase common stock of FermaVir as of that date.  These options vest in the amounts of 150,000, 175,000, and 225,000 in January 2006, April 2007, and April 2008, respectively, expire in 2016, and have exercise price of $1.10 per share.  The Company estimated the estimated fair value of these warrants to be $303,348 and included that amount in the purchase price of FermaVir.  The Company recorded non-cash expense for the amortization of deferred stock-based compensation related to these options of $53,719 during the year ended April 30, 2006 and the period from November 15, 2002 (Inception) to April 30, 2006.

On September 1, 2005 the Company, in connection with a professional services agreement, granted warrants to purchase 36,000 shares of common stock at an exercise price of $0.85 for a period of five years.  These warrants were 100% vested upon issuance.  The Company estimated the fair value of the warrants as of the grant date to be $3,863 and, reflecting the terms of the agreement, recorded non-cash expense of the same amount during the year ended April 30, 2006 and the period from November 15, 2002 (Inception) to April 30, 2006.

On September 24, 2005 the Company granted options to members of the Board of Directors to purchase 300,000 shares of common stock at an exercise price of $1.25 for a period of ten years.  Such options vest ratably on the first, second, and third anniversary dates of the grant.  The Company estimated the fair value of the options as of the grant date to be $33,200 and recorded non-cash expense for the amortization of deferred stock based compensation of $6,452 during the year ended April 30, 2006 and the period from November 15, 2002 (Inception) to April 30, 2006.

On September 24, 2005 the Company, in connection with a professional services agreement, granted to a member of the Board of Directors options to purchase 20,000 shares of common stock at an exercise price of $1.25 for a period of five years.  Such options vest ratably on the first, second, and third anniversary dates of the grant.  The Company estimated the fair value of the warrants as of the grant date to be $1,453 and recorded non-cash expense in the same amount during the year ended April 30, 2006 and the period from November 15, 2002 (Inception) to April 30, 2006.

On November 1, 2005 the Company, in connection with a professional services agreement, granted warrants to purchase 150,000 shares of common stock at an exercise price of $1.10 for a period of five years.  These warrants were 100% vested upon issuance.  The Company has estimated the fair value of these warrants as of the grant date to be $170,795 and, reflecting the terms of the agreement, recorded non-cash expense of the same amount during the year ended April 30, 2006 and the period from November 15, 2002 (Inception) to April 30, 2006.

On December 12, 2005 the Company, in connection with a professional services agreement, granted warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 for a period of three years.  These warrants were 100% vested upon issuance.  The Company has estimated the fair value of these warrants as of the grant date to be $910,435 and, reflecting the terms of the agreement, recorded non-cash expense of the same amount during the year ended April 30, 2006 and the period from November 15, 2002 (Inception) to April 30, 2006.

The underlying agreements provide for the Company to settle its obligation upon exercise of the warrants with unregistered shares and provide the warrant holder with certain registration rights in connection with the resale of those shares.  The Company views the warrant agreement and registration rights agreement as separate arrangements and, accordingly, has accounted for each arrangement separately.

The warrant arrangement has been accounted for under the provisions of Emerging Issues Task Force Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and, accordingly, the warrants have been classified as a component of permanent equity.

The registration rights arrangement is not subject to the provisions of Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” due to the lack of a stated or implied penalty in the agreement for the failure to register the shares for resale.  Consequently, the registration rights arrangement has been accounted for under the provisions of Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies”.  Accordingly, management has made an assessment as to the probability of any liability resulting from a failure to comply with the conditions of the agreement and concluded that no liability needs to be recognized as of April 30, 2006.  Management will periodically review this assessment until such time as all the shares under this agreement have been resold.

On December 27, 2005 the Company granted options to members of the Board of Directors to purchase 18,000 shares of common stock at an exercise price of $1.25 for a period of ten years.  Such options vest ratably on the first, second, and third anniversary dates of the grant.  The Company estimated the fair value of these options as of the grant date to be $26,889 and recorded non-cash expense for the amortization of deferred stock-based compensation of $6,030 during the year ended April 30, 2006 and the period from November 15, 2002 (Inception) to April 30, 2006.

On March 28, 2006 the Company granted options to a member of management to purchase 60,000 shares of common stock at an exercise price of $1.60 for a period of ten years.  Such options vest ratably over the first twelve months of the grant.  The Company estimated the estimated fair value of these warrants as of the date of the grant to be $64,348 and recorded deferred stock-based compensation for that amount.  The Company recorded non-cash expense for the amortization of deferred stock-based compensation of $5,362 during the year ended April 30, 2006 and the period from November 15, 2002 (Inception) to April 30, 2006.

The fair value of options and warrants granted during the period from November 15, 2002 (Inception) to April 30, 2006 was estimated at the date of grant using the following assumptions:

Dividend yield	0%
Risk-free interest rate	4.0% to 4.7%
Volatility	80% to 82%
Expected life	3 to 5 years

The following represent options outstanding for the years since November 14, 2002 (inception) through April 30, 2006:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Balance, November 14, 2002 (Inception) to April 30, 2004	0	N/A	$0.00

Activity for the year ended April 30, 2005:
Add: new grants	1,850,000	$0.75 - $1.10	$0.90
Less: forfeitures
Less: exercises
Balance, April 30, 2005	1,850,000	$0.75 - $1.10	$0.90

Activity for the year ended April 30, 2006:
Add: new grants	398,000	$1.25 - $1.60	$1.30
Less: forfeitures
Less: exercises
Balance, April 30, 2006	2,248,000	$0.75 - $1.60	$0.97

Options are exercisable as follows at April 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.75-$1.10	1,850,000	9.0 years	$0.90	1,200,000	$0.79

$1.25-$1.60	398,000	9.6 years	$1.30	10,000	$1.60

All Options	2,248,000	9.5 years	$0.97	1,210,000	$0.80

See Note 12, “Repurchase Agreements with Founders”, for additional information concerning outstanding warrants to purchase the Company’s shares.

9)            Consulting Agreement With Related Party

On August 16, 2005 the Company entered into an agreement with the Company’s non-employee Chairman of the Board (the “Chairman”) in connection with business development, strategic planning, capital markets and corporate financing consulting advice and services.  The term of this agreement is for three years with automatic renewal features for successive one year periods and commenced on November 15, 2005.  Under this agreement, the Chairman is compensated $16,500 per month and is eligible to earn a cash bonus of up to 15% of compensation for each calendar year of the term based upon meeting performance objectives and other criteria determined by the Board of Directors.  As of April 30, 2006, the Chairman has earned $90,750 under this agreement and, as no payments have been made, this amount is included in accrued liabilities.

10)          Income Taxes

There was no current or deferred tax expense for the years ended April 30, 2006 and 2005 due to the Company’s operating losses.

The components of deferred tax assets as of April 30, 2006 and 2005 are as follows:

	2006	2005
Non-current deferred tax assets	$860,000	$9,000
Less valuation allowance	(860,000)	(9,000)
Net deferred tax assets	$0	$0

The reasons for the difference between actual income tax benefit for the years ended April 30, 2006 and 2005 and the amount computed by applying the statutory Federal income tax rate to losses before income tax benefits are as follows:

	2006		2005
		% of		% of
		pre-tax		pre-tax
	Amount	Loss	Amount	loss

Federal income tax benefit at statutory rate	$1,890,000	34%	$8,000	34%
Write-off of acquired in-process research and development costs	(923,000)	(17%)	—	—
Warrants issued for services	(369,000)	(7%)	—	—
Stock-based compensation	(25,000)	—	—	—
State income taxes net of Federal benefit	278,000	2%	1,000	5%
Change in valuation allowance	(851,000)	(12%)	(9,000)	(39%)
Total	$0	0%	$0	0%

As of April 30, 2006, the Company has available Federal and state net operating tax loss carry forwards of approximately $1,709,000 available to offset future taxable income through 2026.  The net related deferred tax asset of approximately $860,000, assuming a 39% combined rate for Federal and state taxes, has been fully offset by a valuation allowance due to uncertainties regarding realization of benefits from these future tax deductions.  Additionally, the Company has research and development credit carry forwards for Federal income tax purposes which expire in 2026.  As a result of the change in control provisions of Internal Revenue Code Section 382, a significant portion of these net operating loss carry forwards and credits may be subject to limitation on future utilization.

11)          Facility Lease

On July 1, 2005, FermaVir entered into a Lease Agreement (the “Lease Agreement”) for the rental of office space for a seven year period commencing September 1, 2005 for use as its corporate headquarters.  Under the terms of the Lease Agreement, the Company pays annual rent plus certain real estate tax and utility adjustments.  The Company charges rent expense to operations on a straight-line basis based upon the aggregate amount of rental payments due under the Lease Agreement.  Rent expense totaled $85,216 during the year ended April 30, 2006 and the period from November 15, 2002 (Inception) to April 30, 2006.

Future minimum lease payments under this lease in each of the five fiscal years subsequent to April 30, 2006 and thereafter are as follows:

Fiscal years ending April 30:

2007	$90,000
2008	92,000
2009	95,000
2010	98,000
2011	101,000
Thereafter	138,000
Total	$614,000

12)          Repurchase Agreements With Founders

Effective March 16, 2006, a founder of FermaVir Research, Inc. who owns 1,029,100 shares of the Company, granted to the Company an irrevocable, exclusive option to repurchase 926,100 of those shares for $114,000 for a period of one hundred twenty days (the “Company Option”) after the sooner of:

a)                                      The Company’s abandonment of the development of the technology licensed from Cardiff on February 2, 2005 as described in Note 5 (the “Licensed Subject Matter”), or

b)                                     December 31, 2006, unless on or before such date, Phase I Clinical Trials have commenced for a product utilizing the Licensed Subject Matter.

Effective March 16, 2006, two additional founders of FermaVir Research, Inc. who collectively own fully-vested options to purchase 1,050,100 shares of the Company at $0.75 per share, have entered into agreements with the Company whereby upon exercise of the Company Option, the Company may cancel options to purchase 945,000 shares upon payment of $100,000.

Additionally, effective March 16, 2006, the three founders referred to in the preceding paragraphs, entered into an agreement with the Company pursuant to which, upon exercise of the Company Option, the founders have the option to acquire for nominal consideration for a period of thirty days all the rights related to the Licensed Subject Matter.

As of August 4, 2006, the Company Option has not been triggered.

13)          Commitments

In connection with an agreement with a vendor for the manufacture of pharmaceutical products for use in research and development activities, the Company has made several progress payments to-date and will be obligated to pay approximately $50,000 upon completion of such manufacturing services.

The Company has employment agreements with two employees which require the payment of aggregate base salary of $250,000 plus performance bonuses.  One agreement expires April 2009 and has a remaining obligation of $616,000. The other agreement expires March 2007 and has a remaining obligation of $37,000.

14)          Subsequent Event

On June 16 and July 28, 2006, the Company issued promissory notes in the aggregate principal amount of $325,000 together with warrants with an estimated value of $368,000 and received net proceeds of $298,500.  The notes bear interest at 12% and mature on January 1, 2007.  If, prior to the maturity date, the Company receives gross proceeds from the sales of securities wherein the aggregate proceeds exceeds two times the then outstanding principal balance of the promissory notes, the promissory notes become immediately due and payable within six days.  The Company may repay, in whole or in part, the promissory notes at any time for consideration equal to 106% of the then outstanding principal balance.  In conjunction with the issuance of these notes, the Company issued warrants to purchase 325,000 shares of common stock at a price of $1.00 per share.  These warrants were 100% vested upon issuance and expire on June 30, 2012.  The estimated value of these warrants will be amortized over the expected life of the note.

* * * * *