Form 10KSB/A
period 2006-06-30
FERMAVIR PHARMACEUTICALS, INC.
filed 2006-08-16
CIK 1283383

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

This Form 10-KSB/A is being filed to delete a draft legend appearing in the beginning of the document. Except for the foregoing, no attempt has been made in this Form 10KSB/A to modify or update other disclosures as presented in the original Form 10-KSB filed on August 15, 2006.

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

FERMAVIR PHARMACEUTICALS, INC.

	By:	/s/ Geoffrey W. Henson
Date: August 16, 2006		Geoffrey W. Henson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gabriele M.Cerrone	Chairman of the Board	August 16, 2006
Gabriele M. Cerrone

/s/ Geoffrey W. Henson	Chief Executive Officer and	August 16, 2006
Geoffrey W. Henson	Director

/s/ Frederick Larcombe	Chief Financial Officer	August 16, 2006
Frederick Larcombe	(Principal Financial and Accounting Officer)

/s/ John Brancaccio	Director	August 16, 2006
John Brancaccio

/s/ Chris McGuigan	Director	August 16, 2006
Chris McGuigan, Ph.D.

/s/ Erik De Clercq	Director	August 16, 2006
Erik De Clercq, Ph.D.

/s/ Richard Whitley	Director	August 16, 2006
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