Form 10QSB
period 2006-07-31
FERMAVIR PHARMACEUTICALS, INC.
filed 2006-09-19
CIK 1283383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from to

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
Yes ☐         No ☒

The number of shares outstanding of the Registrant’s Common Stock, $.0001 par value, as of September 14, 2006 was 17,575,884.

INTRODUCTORY NOTE

This Report on Form 10-QSB for FermaVir Pharmaceuticals, Inc. may contain forward-looking statements.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words.  Forward-looking statements include information concerning possible or assumed future business success or financial results.  You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors.  However, there may be events in the future that we are not able to accurately predict or control.  Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Form 10-KSB filed with the SEC on August 16, 2006.  Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1:          Financial Statements

FermaVir Pharmaceuticals, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2006	2006
	(Unaudited)	(Note 2)
Assets

Current assets:
Cash	$165,925	$127,121
Prepaid expenses	27,224	17,439
Total current assets	193,149	144,560

Property and equipment, net	18,337	22,490
Other assets	43,890	43,890

Total assets	$255,376	$210,940

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$570,831	$401,743
Notes payable, net of discount of $175,631	149,369	0
Total current liabilities	720,200	401,743

Non-current liability—deferred rent	13,972	12,157

Total liabilities	734,172	413,900

Commitments

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	0	0
Common stock, $0.0001 par value, 100,000,000 shares authorized, 17,575,884 issued and outstanding	1,757	1,757
Additional paid-in capital	5,594,628	5,685,785
Deferred stock-based compensation	0	(308,615)
Deficit accumulated during development stage	(6,075,181)	(5,581,887)
Total stockholders’ deficiency	(478,796)	(202,960)

Total liabilities and stockholders’ deficiency	$255,376	$210,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		For the period November 15, 2002
	July 31		(Inception) to July 31,
	2006	2005	2006

Revenues	$0	$0	$0

Operating expenses:

Research and development:
Non-cash charge for stock-based compensation	14,220	0	44,113
Other	147,728	0	1,001,492
Total research and development	161,948	0	1,045,605

Charge for acquired in-process research and development	0	0	2,713,996

General and administrative:
Non-cash charges for:
Warrants issued for services	0	0	1,086,546
Stock-based compensation	30,496	0	72,166
Other	274,890	224	991,284
Total general and administrative	305,386	224	2,149,996

Total operating expenses	467,334	224	5,909,597

Operating loss	(467,334)	(224)	(5,909,597)

Other income (expense):

Interest income	134	0	8,766
Interest expense	(26,094)	0	(174,350)
Total other expense, net	(25,960)	0	(165,584)

Net loss	$(493,294)	$(224)	$(6,075,181)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.00)

Weighted average shares of common stock outstanding:
Basic and diluted	17,575,884	79,380,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FermaVir Pharmaceuticals, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

Period from November 15, 2002 (Inception) to July 31, 2006

(Unaudited)

								Deficit
							Deferred	Accumulated
					Additional		Stock-	During
	Preferred Stock		Common Stock		Paid-In	Subscription	Based	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Balance, November 15, 2002 (Inception)	0	$0	0	$0	$0	$0	$0	$0	$0

Issuance of common stock to founders for cash at $0.00003 per share			70,560,000	7,050	(5,050)	(2,000)			0

Balance, April 30, 2003	0	0	70,560,000	7,050	(5,050)	(2,000)	0	0	0

Payment of subscription receivable						2,000			2,000

Issuance of common stock for cash at $0.0014 per share			8,820,000	882	11,618				12,500

Net loss								(159)	(159)

Balance, April 30, 2004	0	0	79,380,000	7,932	6,568	0	0	(159)	14,341

Net loss								(24,117)	(24,117)

Balance, April 30, 2005	0	0	79,380,000	7,932	6,568	0	0	(24,276)	(9,776)

Acquisition of FermaVir Research, Inc:

Stock issued valued at $0.70 per share			1,829,000	183	1,280,117	(5,600)			1,274,700
Issuance of stock options to consultants					504,835				504,835
Issuance of stock options to employee					303,348		(303,348)		0

Issuance of common stock and warrants for cash at $0.75 per share net of expenses			3,863,527	386	2,864,431				2,864,817

Issuance of common stock and warrants in exchange for note payable with a fair value of $1.55 per share and $1.06 per warrant ($23,865)			150,000	15	256,350				256,365

Issuance of stock options to employee					64,348		(64,348)		0

Stock issued in connection with the exercise of warrants at $1.50			33,334	3	49,998				50,001

Redemption and retirement of stock at $0.011 per share			(67,679,977)	(6,762)	(743,238)				(750,000)

Issuance of warrants to consultants					1,086,546				1,086,546

Amortization of deferred stock-based compensation for employee and directors					12,482		59,081		71,563

Collection of subscription receivable						5,600			5,600

Net loss								(5,557,611)	(5,557,611)

Balance, April 30, 2006	0	0	17,575,884	1,757	5,685,785	0	(308,615)	(5,581,887)	(202,960)

Reclassification of deferred stock-based compensation upon adoption of SFAS 123R					(308,615)		308,615		0

Stock-based compensation expense					44,716				44,716

Warrants issued in connection with notes					172,742				172,742

Net loss								(493,294)	(493,294)

Balance, July 31, 2006	0	$0	17,575,884	$1,757	$5,594,628	$0	$0	$(6,075,181)	$(478,796)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FermaVir Pharmaceuticals, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

			For the period
	Three Months Ended		November 15, 2002
	July 31		(Inception) to July
	2006	2005	31, 2006
			(Unaudited)

Operating activities:

Net loss	$(493,294)	$(224)	$(6,075,181)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges for:
Write-off of acquired in-process research and development	0	0	2,713,996
Issuance of warrants for services	0	0	1,086,546
Value of shares and warrants issued in excess of the principal amount repaid in connection with a note due to related party	0	0	143,865
Stock-based compensation	44,716	0	116,279
Depreciation	4,153	0	8,715
Amortization of debt discount to interest expense	23,611	0	23,611
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(9,785)	0	25,046
Increase in other assets	0	0	(43,890)
Increase in accounts payable and accrued expenses	179,088	0	415,189
Increase in non-current liabilities	1,815	0	13,972

Net cash used in operating activities	(249,696)	(224)	(1,571,852)

Investing activities:

Purchase of property and equipment	0	0	(27,052)
Cash acquired in acquisition	0	0	27,156
Cash paid in connection with acquisition transaction costs	(10,000)	0	(155,025)

Net cash used in investing activities	(10,000)	0	(154,921)

Financing activities:

Proceeds from issuance of notes payable net of expenses	298,500	0	298,500
Proceeds from sale of common stock net of expenses	0	0	2,929,318
Redemption of common stock	0	0	(400,000)
Repayment of notes payable to related party	0	0	(940,720)
Collection of subscription receivable	0	0	5,600

Net cash provided by financing activities	298,500	0	1,892,698

Net change in cash	38,804	(224)	165,925

Cash - Beginning of period	127,121	224	0

Cash - End of period	$165,925	$—	$165,925

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock in business combination	$0	$0	$1,280,300
Assumption of consultants’ options in connection with business combination	0	0	504,835
Assumption of employee options in connection with business combination	0	0	303,348
Net liabilities assumed in business combination	0	0	785,992
Note payable issued in connection with redemption of shares	0	0	350,000
Shares and warrants issued in connection with repayment of note payable	0	0	112,500
Value attributed to warrants in connection with the issuance of notes payable	172,742	0	172,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended July 31, 2005 and 2006

(Unaudited)

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

2)            Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and FermaVir Research, Inc., a 100% owned subsidiary, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2007 or for any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended April 30, 2006, which are included in the Company’s Annual Report on Form 10-KSB for such year.  The condensed consolidated balance sheet as of April 30, 2006 has been derived from the audited consolidated financial statements included in the Form 10-KSB for that year.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred losses totaling $6,075,181 from November 15, 2002 (Inception) to July 31, 2006 and has limited working capital.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Computation of Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options and stock warrants would have an anti-dilutive effect because the Company incurred a net loss during each period presented.  The number of potentially dilutive securities excluded from the calculation were 4,002,695 and zero at July 31, 2006 and 2005, respectively.

Stock-Based Compensation

Effective May 1, 2006, the Company adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”).  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant.  The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.  See Note 7, “Adoption of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payments”, for additional disclosures regarding the adoption of SFAS 123R and the Company’s accounting for stock-based compensation expense.

3)            Acquisition of FermaVir Research, Inc.

On August 16, 2005, the Company issued 1,829,000 common shares in exchange for all outstanding common shares of FermaVir Research, Inc (“FermaVir”).  Additionally, the Company exchanged 1,850,000 options to purchase common stock of the Company with the holders of all outstanding options to purchase common stock of FermaVir as of that date.

After the completion of this transaction and the additional related simultaneous transactions described in Note 5, “Stockholders’ Equity”, the shareholders of the Company owned approximately 70% of the combined company.  The acquisition of FermaVir has been accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations.  Under the purchase method, assets acquired and liabilities assumed by the Company are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and FermaVir, as if the acquisition had occurred on May 1, 2005 instead of August 16, 2005 and includes the charge for the write-off of acquired in-process research and development of $2,713,996.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

Three Months Ended
July 31, 2005
Net loss	$(2,719,470)

Weighted average number of common shares outstanding	18,214,696

Loss per common share - Basic and fully diluted	$(0.15)

4)            Licensing Agreement and Commitments

On February 2, 2005, FermaVir entered into a Patent and Technology License Agreement (the “License Agreement”) with University College Cardiff Consultants Limited (“Cardiff”), an affiliate of Cardiff University located in the United Kingdom, for a series of pharmaceutical compounds for the treatment of viral diseases.

Under the terms of this License Agreement, the Company, through its wholly owned subsidiary, has the exclusive, worldwide rights to research, develop, and commercially exploit such technology during the period of existing patent protection which extends from fifteen to twenty years in targeted markets in North America, Western European nations, Japan, Australia, and New Zealand and any new related patents.  Remaining obligations under this License Agreement consist of milestone payments aggregating $550,000 during the clinical trial phase of development for each product, and royalty payments based upon net sales of such products as defined in the Agreement.  Additionally, the Company is obligated to make good faith expenditures of at least $2,000,000 for the clinical development of at least one pharmaceutical compound during the initial three years of the License Agreement.  As of July 31, 2006, no milestone payments were due to Cardiff.

See Note 8, “Repurchase Agreements With Founders”, for additional information concerning this licensed technology.

5)            Stockholders’ Equity

Stock Split

On August 16, 2005, the Company initiated a 35.28 for one stock split effective August 22, 2005 resulting in authorized capital stock of 120,000,000 shares consisting of 100,000,000 shares of common stock with $0.0001 par value and 20,000,000 shares of preferred stock with $0.001 par value.  All share and per share data have been restated for this stock split.

Financing Activities

On June 16, 2006 and July 28, 2006, the Company issued promissory notes in the aggregate principal amount of $325,000 together with warrants and received net proceeds of $298,500.  The notes bear interest at 12% and mature on January 1, 2007.

Proceeds from the issuance of these instruments were allocated to notes payable and warrants based upon the relative amounts of the face value of the notes and the estimated fair value of the warrants.  This resulted in the recording of a discount related to the notes of $199,242.  This discount is being amortized to interest expense ratably through the scheduled maturity date of the notes.  The Company recorded non-cash expense for the amortization of this discount of $23,611 during the three months ended July 31, 2006 and the period from November 15, 2002 (Inception) to July 31, 2006.

If prior to the maturity date the Company receives gross proceeds from the sales of securities wherein the aggregate proceeds exceeds two times the then outstanding principal balance of the promissory notes, the promissory notes become immediately due and payable within six days.  The Company may repay, in whole or in part, the promissory notes at any time for consideration equal to 106% of the then outstanding principal balance.

In conjunction with the issuance of these notes, the Company issued warrants to purchase 325,000 shares of common stock at a price of $1.00 per share.  The warrants expire on June 30, 2012.  As previously indicated, proceeds from the issuance of these instruments was allocated to notes payable and warrants based upon the relative amounts of the face value of the notes and the estimated fair value of the warrants.  This resulted in the allocation of $172,742 to the warrants and this amount was accounted for as an increase to Additional Paid-In Capital during the three months ended July 31, 2006.

See Note 8, “Repurchase Agreements With Founders”, for additional information concerning outstanding common stock.

6)            Stock Options and Warrants

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

On August 16, 2005, the Company exchanged 800,000 options to purchase common stock of the Company with the holder of outstanding options to purchase common stock of FermaVir as of that date.  These options vest in varying amounts through 2010, expire in 2016, and have exercise price of $1.10 per share.  The Company estimated the estimated fair value of these warrants to be $303,348 and included that amount in the purchase price of FermaVir.  The Company recorded non-cash expense for stock based compensation related to these options of zero, $18,960, and $72,679 during the three months ended July 31, 2005 and 2006 and the period from November 15, 2002 (Inception) to July 31, 2006, respectively.

On September 1, 2005 the Company, in connection with a professional services agreement, granted warrants to purchase 36,000 shares of common stock at an exercise price of $0.85 for a period of five years.  The Company estimated the fair value of the warrants as of the grant date to be $3,863 and, reflecting the terms of the agreement, recorded non-cash expense of zero, zero, and $3,863 during the three months ended July 31, 2005 and 2006 and the period from November 15, 2002 (Inception) to July 31, 2006, respectively.

On September 24, 2005 the Company granted options to members of the Board of Directors to purchase 300,000 shares of common stock at an exercise price of $1.25 for a period of ten years.  Such options vest ratably on the first, second, and third anniversary dates of the grant.  The Company estimated the fair value of the options as of the grant date to be $33,200 and recorded non-cash expense for stock based compensation of zero, $2,766, and $9,218 during the three months ended July 31, 2005 and 2006 and the period from November 15, 2002 (Inception) to July 31, 2006, respectively.

On September 24, 2005 the Company, in connection with a professional services agreement, granted to a member of the Board of Directors warrants to purchase 20,000 shares of common stock at an exercise price of $1.25 for a period of five years.  The Company estimated the fair value of the warrants as of the grant date to be $1,453 and recorded non-cash expense of zero, zero, and $1,453 during the three months ended July 31, 2005 and 2006 and the period from November 15, 2002 (Inception) to July 31, 2006, respectively.

On November 1, 2005 the Company, in connection with a professional services agreement, granted warrants to purchase 150,000 shares of common stock at an exercise price of $1.10 for a period of five years.  The Company has estimated the fair value of these warrants as of the grant date to be $170,795 and, reflecting the terms of the agreement, recorded non-cash expense of zero, zero, and $170,795 during the three months ended July 31, 2005 and 2006 and the period from November 15, 2002 (Inception) to July 31, 2006, respectively.

On December 12, 2005 the Company, in connection with a professional services agreement, granted warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 for a period of three years.  The Company has estimated the fair value of these warrants as of the grant date to be $910,435 and, reflecting the terms of the agreement, recorded non-cash expense of zero, zero, and $910,435 during the three months ended July 31, 2005 and 2006 and the period from November 15, 2002 (Inception) to July 31, 2006, respectively.

On December 27, 2005 the Company granted options to members of the Board of Directors to purchase 18,000 shares of common stock at an exercise price of $1.25 for a period of ten years.  Such options vest ratably on the first, second, and third anniversary dates of the grant.  The

Company estimated the fair value of these options as of the grant date to be $26,889 and recorded non-cash expense for stock based compensation of zero, $6,904, and $12,934 during the three months ended July 31, 2005 and 2006 and the period from November 15, 2002 (Inception) to July 31, 2006, respectively.

On March 28, 2006 the Company granted options to a member of management to purchase 60,000 shares of common stock at an exercise price of $1.60 for a period of ten years.  Such options vest ratably over the first twelve months of the grant.  The Company estimated the estimated fair value of these warrants as of the date of the grant to be $64,348 and recorded non-cash expense for stock based compensation of zero, $16,087, and $16,087 during the three months ended July 31, 2005 and 2006 and the period from November 15, 2002 (Inception) to July 31, 2006, respectively.

See Note 8, “Repurchase Agreements with Founders”, for additional information concerning outstanding warrants to purchase the Company’s shares.

7)                                     Adoption of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payments

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”).  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant.  The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.  SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and, accordingly, the Company adopted this standard on May 1, 2006.

For all awards granted prior to May 1, 2006, the unrecognized portion of stock based compensation is being recognized as an expense on a straight line basis over the remaining requisite service period.  The Company has chosen the modified prospective method for transitioning to SFAS 123R and, accordingly, the financial results for prior periods have not been restated.  There was no effect upon the results of operations for the three months ended July 31, 2006 for the adoption of SFAS 123R.  The remaining unrecognized compensation cost related to non-vested share-based compensation arrangements for all employee stock options outstanding at July 31, 2006, as measured at the date of grant, was $263,899.  This amount is being expensed over the remaining requisite service period of the related options, which ranges from eight months to three years.

In connection with the adoption of SFAS 123R on May 1, 2006, the balance of deferred unamortized stock based compensation of $308,615 as of April 30, 2006 has been eliminated against the appropriate equity accounts during the three months ended July 31, 2006.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options.  The expected volatility is based on the historical volatility of the stock of comparable companies.  The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.  The computation of the expected option term is based on expectations regarding future exercises of options which generally vest over three years and have a ten year life.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Based on very limited historical experience, the Company has assumed no forfeitures in the determination of stock-based compensation expense under SFAS 123R.

The Company’s determination of fair value is affected by the Company’ stock price as well as the assumptions discussed above which require judgment.  A summary of the changes in options outstanding during the three months ended July 31, 2006 is as follows:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value
Outstanding at April 30, 2006	2,248,000	$0.97
Granted	—	—
Exercised	—	—
Terminated	—	—
Outstanding at July 31, 2006	2,248,000	$0.97	4.6	$1,748,000

Options exercisable at July 31, 2006	1,225,000	$0.81	3.7	$1,151,250

Weighted-average fair value of options granted during the three months ended July 31, 2006	n/a

Prior to May 1, 2006, the Company had employed the principles of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  As provided by SFAS 123, the Company had elected to record compensation expense to the extent of employee or director services rendered based on the fair value of stock options granted under the plan.  The Company estimated the fair value of stock options and warrants utilizing the Black-Scholes option-pricing model and common stock utilizing its market value.

The Company accounts for common stock, stock options, and warrants granted to non-employees based on the fair market value of the instrument, using the Black-Scholes option pricing model based on assumptions for expected stock price volatility, term of the option, risk-free interest rate and expected dividend yield at the grant date.  For options granted to non-employees, such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the Emerging Issues Task Force of the Financial Accounting Standards Board for Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

8)            Repurchase Agreements With Founders

Effective March 16, 2006, a founder of FermaVir Research, Inc. who owns 1,029,100 shares of the Company, granted to the Company an irrevocable, exclusive option to repurchase 926,100 of those shares for $114,000 for a period of one hundred twenty days (the “Company Option”) after the sooner of:

a)                                      The Company’s abandonment of the development of the technology licensed from University College Cardiff Consultants Limited on February 2, 2005 as described in Note 5 to these financial statements (the “Licensed Subject Matter”), or

b)                                     December 31, 2006, unless on or before such date, Phase I Clinical Trials have commenced for a product utilizing the Licensed Subject Matter.

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

As of September 19, 2006, the Company Option has not been triggered.

9)            Commitments

In connection with an agreement with a vendor for the manufacture of pharmaceutical product for use in research and development activities, the Company has made several progress payments to-date and will be obligated to pay approximately $50,000 upon completion of such manufacturing services.

Item 2:          Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements included elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties.

Overview

Since inception on November 15, 2002 through July 31, 2006, we have sustained cumulative net losses of $6,075,181.  Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses.  From inception through July 31, 2006, we have not generated any revenue from operations.  We expect to incur additional losses to perform further research and development activities.  We do not currently have any commercial products and we do not expect to have any for the foreseeable future.  Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete.  The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs.  Net cash inflows from any products developed may take several years to achieve.

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

Three Months Ended July 31, 2006 Compared To The Three Months Ended July 31, 2005

During the three months ended July 31, 2006 and 2005, we had no revenue.  We do not expect to have revenues relating to our product candidates in development for several years, if at all.

Research and development expense for the three months ended July 31, 2006 was $161,948 as compared to zero for the comparable period in 2005.  This increase is due to the performance of preclinical studies with three specific compounds for development of a treatment for shingles.

General and administrative expense for the three months ended July 31, 2006 was $305,386 as compared to $224 for the comparable period in 2005.  This increase is due to the establishment of operations and consists of payroll and benefits, marketing expenses, legal and accounting fees, occupancy expenses, directors’ fees, and general operating expenses.

Other expense, net for the three months ended July 31, 2006 was $25,960 as compared to zero for the comparable period in 2005.  This increase is attributable to interest expense related to the note payable issued during the quarter ended July 31, 2006.

Net loss for the three months ended July 31, 2006 was $493,294 as compared to a net loss of $224 for the comparable period in 2005.  This increase in net loss is attributable to increases in research and development expenses of $161,948, general and administrative expenses of $305,162, and other expense, net of $25,960.

Liquidity and Capital Resources

From November 15, 2002 (Inception) to July 31, 2006, our operations have been financed through the sale of common stock and we have incurred a deficit during the development stage of $6,075,181.  This loss was incurred through a combination of research and development activities, expenses supporting those activities, and a charge to expense for acquired in process research and development.  We expect to continue to incur additional losses and negative cash flows from operating activities for the foreseeable future.

From May 1, 2005 through July 31, 2006, we completed the following financing transactions:

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

c)                                      On October 24, 2005, we issued 699,193 shares of common stock and warrants to purchase 104,879 shares of common stock and received net proceeds of $520,831;

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

f)                                        On June 16, 2006 and July 28, 2006, we issued promissory notes in the aggregate principal amount of $325,000 together with warrants and received net proceeds of $298,500.  The notes bear interest at 12% and mature on January 1, 2007.

If prior to the maturity date we receives gross proceeds from the sales of securities wherein the aggregate proceeds exceeds two times the then outstanding principal balance of the promissory notes, the promissory notes become immediately due and payable within six days. We may repay, in whole or in part, the promissory notes at any time for consideration equal to 106% of the then outstanding principal balance.

The October, November, and December transactions described above were on the same basis as the shares and warrants privately placed on August 16, 2005.

Our cash position was $165,925 as of July 31, 2006 compared to $127,121 as of July 31, 2005.  The net increase during that period of $38,804 is attributable to:

Proceeds from the sale of common stock net of expenses	$2,929,318
Proceeds from the issuance of notes payable net of expenses	298,500
Redemption of common stock	(400,000)
Net reduction in notes payable to a related party	(940,720)
Cash paid in connection with acquisition transaction costs	(155,025)
Operating activities and other	(1,693,269)
$38,804

Our current liabilities totaled $734,172 as of July 31, 2006 compared to $413,900 as of July 31, 2005.  The increase of $320,272 during that period consists of $170,903 related to the increase in our operating activities and $149,369 related to the issuance of notes payable during the three months ended July 31, 2006.

We had a working capital deficit of $527,051 as of July 31, 2006 compared to a working capital deficit of $10,000 as of July 31, 2005.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through July 31, 2006, virtually all of our financing has been through private placements of common stock and warrants.  We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.  Based on the resources available to us at July 31, 2006, we will need additional equity or debt financing to sustain our operations through the balance of 2006 and we will need additional financing thereafter until we can achieve profitability, if ever.  These matters raise substantial doubt about our ability to continue as a going concern.

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

b)                                     Accounting for Acquisitions

We account for our acquisitions utilizing the purchase method in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”.  Under the purchase method, assets acquired and liabilities assumed by us are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with ours from the date of acquisition.

c)                                      Accounting for Stock-Based Compensation

We account for our stock options and warrants using the fair value method promulgated by Statement of Financial Accounting Standards No. 123R “Share-Based Payment” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Therefore, our results include non-cash compensation expense as a result of the issuance of stock options and warrants and we expect to record additional non-cash compensation expense in the future.

Item 3:          Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of July 31, 2006, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer also concluded that, as of July 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: September 19, 2006	FERMAVIR PHARMACEUTICALS, INC.

	By:	/s/ Geoffrey W. Henson
Geoffrey W. Henson, Chief Executive Officer

	By:	/s/ Frederick Larcombe
Frederick Larcombe, Chief Financial Officer
(Principal Financial and Accounting Officer)