Form 10QSB
period 2006-10-31
FERMAVIR PHARMACEUTICALS, INC.
filed 2006-12-29
CIK 1283383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Yes  ☐     No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $.0001 par value, as of December 19, 2006 was 19,059,898

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

i

PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2006	2006
	(Unaudited)	(Note 2)
Assets

Current assets:
Cash	$47,386	$127,121
Prepaid expenses	46,924	17,439
Total current assets	94,310	144,560

Property and equipment, net	16,468	22,490
Other assets	43,890	43,890

Total assets	$154,668	$210,940

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$741,043	$401,743
Notes payable, net of discount of $238,353	161,647	—

Total current liabilities	902,690	401,743

Non-current liabilities - deferred rent	15,349	12,157

Total liabilities	918,039	413,900

Commitments

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 17,616,509 and 17,575,884 issued and outstanding at October 31, 2006 and April 30, 2006, respectively	1,762	1,757
Additional paid-in capital	5,883,380	5,685,785
Deferred stock-based compensation	—	(308,615)
Deficit accumulated during development stage	(6,648,513)	(5,581,887)
Total stockholders’ deficiency	(763,371)	(202,960)

Total liabilities and stockholders’ deficiency	$154,668	$210,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended		For the period November 15, 2002 (Inception) to
	October 31		October 31		October 31,
	2006	2005	2006	2005	2006

Revenues	$—	$—	$—	$—	$—

Operating expenses:

Research and development:
Non-cash charge for stock-based compensation	14,220	—	28,440	—	58,333
Other	126,956	291,272	274,684	291,272	1,128,448
Total research and development	141,176	291,272	303,124	291,272	1,186,781

Charge for acquired in-process research and development	—	2,695,054	—	2,695,054	2,713,996

General and administrative:
Non-cash charges for:
Warrants issued for services	—	3,863	—	3,863	1,086,546
Stock-based compensation	32,240	16,719	62,736	16,719	104,406
Other	178,125	185,962	453,015	186,186	1,169,409
Total general and administrative	210,365	206,544	515,751	206,768	2,360,361

Total operating expenses	351,541	3,192,870	818,875	3,193,094	6,261,138

Operating loss	(351,541)	(3,192,870)	(818,875)	(3,193,094)	(6,261,138)

Other income (expense):

Interest income	—	1,866	134	1,866	8,766
Interest expense	(221,791)	(4,373)	(247,885)	(4,373)	(396,141)
Total other expense, net	(221,791)	(2,507)	(247,751)	(2,507)	(387,375)

Net loss	$(573,332)	$(3,195,377)	$(1,066,626)	$(3,195,601)	$(6,648,513)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.12)	$(0.06)	$(0.06)

Weighted average shares of common stock outstanding:
Basic and diluted	17,591,781	27,368,262	17,582,832	53,374,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
(Unaudited)

								Deficit
							Deferred	Accumulated
					Additional		Stock-	During
	Preferred Stock		Common Stock		Paid-In	Subscription	Based	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total
Balance, November 15, 2002 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—

Issuance of common stock to founders for cash at $0.00003 per share			70,560,000	7,050	(5,050)	(2,000)			—

Balance, April 30, 2003	—	—	70,560,000	7,050	(5,050)	(2,000)	—	—	—

Payment of subscription receivable						2,000			2,000

Issuance of common stock for cash at $0.0014 per share			8,820,000	882	11,618				12,500

Net loss								(159)	(159)

Balance, April 30, 2004	—	—	79,380,000	7,932	6,568	—	—	(159)	14,341

Net loss								(24,117)	(24,117)

Balance, April 30, 2005	—	—	79,380,000	7,932	6,568	—	—	(24,276)	(9,776)

Acquisition of FermaVir Research, Inc:

Stock issued valued at $0.70 per share			1,829,000	183	1,280,117	(5,600)			1,274,700
Issuance of stock options to consultants					504,835				504,835
Issuance of stock options to employee					303,348		(303,348)		—

Issuance of common stock and warrants for cash at $0.75 per share net of expenses			3,863,527	386	2,864,431				2,864,817

Issuance of common stock and warrants in exchange for note payable with a fair value of $1.55 per share and $1.06 per warrant ($23,865)			150,000	15	256,350				256,365

Issuance of stock options to employee					64,348		(64,348)		—

Stock issued in connection with the exercise of warrants at $1.50			33,334	3	49,998				50,001

Redemption and retirement of stock at $0.011 per share			(67,679,977)	(6,762)	(743,238)				(750,000)

Issuance of warrants to consultants					1,086,546				1,086,546

Amortization of deferred stock-based compensation for employee and directors					12,482		59,081		71,563

Collection of subscription receivable						5,600			5,600

Net loss								(5,557,611)	(5,557,611)

Balance, April 30, 2006	—	$—	17,575,884	$1,757	$5,685,785	$—	$(308,615)	$(5,581,887)	$(202,960)

Reclassification of deferred stock-based compensation upon adoption of SFAS 123R					(308,615)		308,615		—

Stock-based compensation expense:
Employees					81,467				81,467
Directors					9,709				9,709

Common stock issued in connection with notes			40,625	5	17,618				17,623

Warrants issued in connection with notes					397,416				397,416

Net loss								(1,066,626)	(1,066,626)

Balance, October 31, 2006	—	$—	17,616,509	$1,762	$5,883,380	$—	$—	$(6,648,513)	$(763,371)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

			For the period
	Six Months Ended October 31		November 15, 2002 (Inception) to
	2006	2005	October 31, 2006
			(Unaudited)
Operating activities:

Net loss	$(1,066,626)	$(3,195,601)	$(6,648,513)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges for:
Write-off of acquired in-process research and development	—	2,695,054	2,713,996
Issuance of warrants for services	—	3,863	1,086,546
Value of shares and warrants issued in excess of the principal amount repaid in connection with a note due to related party	—	—	143,865
Stock-based compensation	91,176	16,719	162,739
Depreciation	6,022	1,265	10,584
Amortization of debt discount to interest expense	237,184	—	237,184
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(29,485)	6,129	5,346
Increase in other assets	—	(43,890)	(43,890)
Increase (decrease) in accounts payable and accrued expenses	364,302	(11,839)	600,403
Increase in non-current liabilities	3,192	8,525	15,349
Net cash used in operating activities	(394,235)	(519,775)	(1,716,391)

Investing activities:

Purchase of property and equipment	—	(27,052)	(27,052)
Cash acquired in acquisition	—	27,156	27,156
Cash paid in connection with acquisition transaction costs	(25,000)	—	(170,025)
Net cash provided by (used in) investing activities	(25,000)	104	(169,921)

Financing activities:

Proceeds from issuance of notes payable net of expenses	339,500	—	339,500
Proceeds from sale of common stock net of expenses	—	2,613,317	2,929,318
Redemption of common stock	—	(400,000)	(400,000)
Repayment of notes payable to related party	—	(937,875)	(940,720)
Collection of subscription receivable	—	—	5,600
Net cash provided by financing activities	339,500	1,275,442	1,933,698

Net change in cash	(79,735)	755,771	47,386

Cash - Beginning of period	127,121	224	—

Cash - End of period	$47,386	$755,995	$47,386

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock in business combination	$—	$1,280,300	$1,280,300
Assumption of consultants’ options in connection with business combination	—	508,698	504,835
Assumption of employee options in connection with business combination	—	303,348	303,348
Net liabilities assumed in business combination	—	785,992	785,992
Note payable issued in connection with redemption of shares	—	350,000	350,000
Shares and warrants issued in connection with repayment of note payable	—	—	112,500
Value attributed to warrants in connection with the issuance of notes payable	397,416	—	397,416
Value attributed to common stock in connection with the issuance of notes payable	17,623	—	17,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended October 31, 2005 and 2006
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

2)   Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of FermaVir Pharamaceuticals, Inc. and FermaVir Research, Inc., a 100% owned subsidiary, and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2007 or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements as of and for the year ended April 30, 2006, which are included in the Company’s Annual Report on Form 10-KSB for such year. The condensed consolidated balance sheet as of April 30, 2006 has been derived from the audited consolidated financial statements included in the Form 10-KSB for that year.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses totaling $6,648,513 from November 15, 2002 (Inception) to October 31, 2006 and has negative working capital. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through October 31, 2006, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.  Based on the resources available to us at October 31, 2006, we will need additional equity or debt financing to sustain our operations through the balance of 2007 and we will need additional financing thereafter until we can achieve profitability, if ever.  These matters raise substantial doubt about our ability to continue as a going concern.

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

Computation of Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options and stock warrants would have an anti-dilutive effect because the Company incurred a net loss during each period presented. The amounts of potentially dilutive securities excluded from the calculation were 3,721,029 and 2,808,029 shares at October 31, 2006 and 2005, respectively.

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

After the completion of this transaction and the additional related simultaneous transactions described in Note 5, “Stockholders’ Equity” the shareholders of the Company owned approximately 70% of the combined company. The acquisition of FermaVir has been accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. Under the purchase method, assets acquired and liabilities assumed by the Company are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and FermaVir, as if the acquisition had occurred on May 1, 2005 instead of August 16, 2005 and includes the charge for the write-off of acquired in-process research and development of $2,695,054. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	Three Months	Six Months
	Ended	Ended
	October 31, 2005	October 31, 2005
Net loss	$(586,176)	$(3,553,051)
Weighted average number of common shares outstanding	16,407,222	16,380,623
Loss per common share—Basic and fully diluted	$(0.04)	$(0.22)

4)    Licensing Agreement and Commitments

On February 2, 2005, FermaVir entered into a Patent and Technology License Agreement (the “License Agreement”) with University College Cardiff Consultants Limited (“Cardiff”), an affiliate of Cardiff University located in the United Kingdom, for a series of pharmaceutical compounds for the treatment of viral diseases.

Under the terms of this License Agreement, the Company, through its wholly owned subsidiary, has the exclusive, worldwide rights to research, develop, and commercially exploit such technology during the period of existing patent protection which extends from fifteen to twenty years in targeted markets in North America, Western European nations, Japan, Australia, and New Zealand and any new related patents. Remaining obligations under this License Agreement consist of milestone payments aggregating $550,000 during the clinical trial phase of development for each product, and royalty payments based upon net sales of such products as defined in the Agreement. Additionally, the Company is obligated to make good faith expenditures of at least $2,000,000 for the clinical development of at least one pharmaceutical compound during the initial three years of the License Agreement. As of October 31, 2006, no milestone payments were due to Cardiff. Substantially all of the Company’s research and development expenditures excluding in-process research and development discussed in Note 3, “Acquisition of FermaVir Research, Inc.”, relate to development efforts for the technology related to this License Agreement.

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

Proceeds from the issuance of these instruments were allocated to notes payable and warrants based upon the relative amounts of the face value of the notes and the estimated fair value of the warrants. This resulted in the recording of a discount related to the notes of $199,242. This discount is being amortized to interest expense utilizing the interest method through the scheduled maturity date of the notes. The Company recorded non-cash expense for the amortization of this discount of $39,020, $62,631, and $62,631 during the three and six months ended October 31, 2006 and the period from November 15, 2002 (Inception) to October 31, 2006, respectively.

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

In conjunction with the issuance of these notes, the Company issued warrants to purchase 325,000 shares of common stock at price of $1.00 per share. The warrants expire on June 30, 2012. As previously indicated, proceeds from the issuance of these instruments was allocated to notes payable and warrants based upon the relative amounts of the fair value of the notes and the estimated fair value of the warrants. This resulted in the allocation of $172,742 to the warrants and this amount was accounted for as an increase to Additional Paid-In Capital.

On September 22, 2006, the Company entered into an agreement with an investor under which the investor agreed to purchase $75,000 principal amount of 8% notes due January 1, 2008 (the “New Notes”) and 112,500 warrants to purchase shares of the Company’s common stock for $1.00 per share until June 30, 2014 (the “2014 New Warrants”).

On September 22, 2006, the Company entered into a Letter Agreement and Amendment Agreement (the “Amendment”) with certain investors (the “Prior Investors”) who participated in a private placement of the Company’s $325,000 principal amount 12% notes due January 1, 2007 (the “Prior Notes”) and warrants (the “Prior Warrants”) in June and July 2006 (the “Prior Placement”). Pursuant to the Letter Agreement, the Investors agreed to amend the Prior Notes by (i) extending the maturity date of the Prior Notes to January 1, 2008 (the “Maturity Date”), (ii) lowering the interest rate accruing on the principal amount of the Prior Notes from 12% per annum to 8% commencing as of September 1, 2006, (iii) increasing the financing trigger requiring mandatory redemption of the Prior Notes from two to three times the outstanding principal of the Prior Notes and (iv) lowering the optional redemption price of 106% of the principal amount of the Prior Notes, plus accrued interest to 103% of the principal for the period from July 1, 2007 to the Maturity Date. In addition, pursuant to the Amendment, the Investors agreed to amend the Prior Warrants by extending the expiration date of the Prior Warrants from June 30, 2012 to June 20, 2014. The Amendment essentially changed the terms of the Prior Notes and Prior Warrants to be equivalent to the New Notes and New Warrants, including extending the maturity date of the Prior Notes from January 1, 2007 to January 1, 2008.

In exchange for the Investors entering into the Amendment, the Company issued 40,625 shares of common stock and 162,500 New Warrants.

The amendment referred to above constitutes a material modification. Consequently the transaction was accounted for in accordance with the guidance in the consensus of Emerging Issues Task Force Issue No. 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” as a extinguishment of the existing debt with the issuance of new debt. A loss from the extinguishment of debt of $125,007 resulted from the write-off of the unamortized debt discount relating to the original debt and is included in interest expense. The fair value of common stock and warrants issued in connection with the modification was allocated to the instruments based on their relative fair values. Such amounts exceeded the proceeds and, accordingly, unamortized discount of $247,478 was recorded to the extent of the remaining balance. This resulted in allocation of $17,623 and $397,416 to the common stocks and warrants, respectively, was accounted for as an increase to additional paid in capital during the three months ended October 31, 2006. The Company recorded non-cash expense for the amortization of discount of $9,126 for each of the three and six months ended October 31, 2006 and for the period from November 15, 2002 (Inception) to October 31, 2006.

The Company issued a warrant for the purchase of 40,000 common shares at an exercise price of $1.00 per share with a fair value of $33,897 to an advisor who provided assistance with the transactions. The fair value of the warrant was charged to interest expense.

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

On August 16, 2005, the Company exchanged 1,050,000 options to purchase common stock of the Company with the holders of outstanding options to purchase common stock of FermaVir as of that date. These options are 100% vested, expire in 2015, and have exercise price of $0.75 per share. The estimated fair value of these warrants of $504,835 was included in the purchase price of FermaVir.

On August 16, 2005, the Company exchanged 800,000 options to purchase common stock of the Company with the holder of outstanding options to purchase common stock of FermaVir as of that date. These options vest in varying amounts through 2010, expire in 2015, and have exercise price of $1.10 per share. The Company estimated the fair value of these warrants to be $303,348.

On September 1, 2005 the Company, in connection with a professional services agreement, granted warrants to purchase 36,000 shares of common stock at an exercise price of $0.85 for a period of five years. The Company estimated the fair value of the warrants as of the grant date to be $3,863.

On September 24, 2005 the Company granted options to members of the Board of Directors to purchase 300,000 shares of common stock at an exercise price of $1.25 for a period of ten years. Such options vest ratably on the first, second, and third anniversary dates of the grant. The Company estimated the fair value of the options as of the grant date to be $33,200.

On September 24, 2005 the Company, in connection with a professional services agreement, granted to a member of the Board of Directors immediately vested options to purchase 20,000 shares of common stock at an exercise price of $1.25 for a period of five years. The Company estimated the fair value of the options as of the grant date to be $1,453.

On November 1, 2005 the Company, in connection with a professional services agreement, granted warrants to purchase 150,000 shares of common stock at an exercise price of $1.10 for a period of five years. The Company has estimated the fair value of these warrants as of the grant date to be $170,795.

On December 12, 2005 the Company, in connection with a professional services agreement, granted warrants vested immediately to purchase 1,000,000 shares of common stock at an exercise price of $1.50 for a period of three years.  The Company has estimated the fair value of these warrants as of the grant date to be $910,435.

On December 27, 2005 the Company granted options to members of the Board of Directors to purchase 18,000 shares of common stock at an exercise price of $1.25 for a period of ten years.  Such options vest ratably on the first, second, and third anniversary dates of the grant.  The Company estimated the fair value of these options as of the grant date to be $26,889.

On March 28, 2006 the Company granted options to a member of management to purchase 60,000 shares of common stock at an exercise price of $1.60 for a period of ten years.  Such options vest ratably over the first twelve months of the grant.  The Company estimated the fair value of these options as of the date of the grant to be $64,348.

On September 26, 2006 the Company granted options to a member of management to purchase 45,000 shares of common stock at an exercise price of $1.05 for a period of ten years.  15,000 of such options vest immediately and 15,000 each vest on September 26, 2007 and 2008.  The Company estimated the fair value of these options as of the date of the grant to be $31,500.

See Note 8, “Repurchase Agreements with Founders”, for additional information concerning outstanding warrants to purchase the Company’s shares.

7)                                     Share Based Payments

The following table represents all warrants issued, exercised, cancelled and outstanding during the six months ended and as of October 31, 2006:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 1, 2006	1,754,695	$1.45
Issued	640,000	1.00
Cancelled	(966,666)	1.50
Warrants outstanding and exercisable at October 31, 2006	1,428,029	$1.22

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

Prior to May 1, 2006, the Company had employed the principles of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123”).  As provided for by SFAS 123, the Company had elected to record compensation expense to the extent of employee or director services rendered based on the fair value of stock options granted under the plan.  The Company estimated the fair value of stock options and warrants utilizing the Black-Scholes option-pricing model and common stock utilizing its market value.

Because the Company had previously adopted FAS 123, recording stock based compensation at fair value, there was no effect upon the results of operations for the three and six months ended October 31, 2006 for the adoption of SFAS 123R.  The remaining unrecognized compensation cost related to non-vested share-based compensation arrangements for all employee stock options outstanding at October 31, 2006, as measured at the date of grant, was approximately $276,000.  This amount is being expensed over the remaining requisite service period of the related options, which averages twenty-one months.

In connection with the adoption of SFAS 123R on May 1, 2006, the balance of deferred unamortized stock based compensation of $308,615 as of April 30, 2006 has been eliminated against the appropriate equity accounts.

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

The assumptions made in calculating the fair values of all options are as follows:

	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005
Risk free interest rate	4.55%	4.15%	4.55%	4.15%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	70%	80%	70%	80%
Expected Life	10 years	10 years	10 years	4.5 to 10 years

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Based on very limited historical experience the Company has assumed no forfeitures in the determination of stock-based compensation expense under SFAS 123R.

The Company’s determination of fair value is affected by the Company’ stock price as well as the assumptions discussed above which require judgment.

A summary of the changes in options outstanding during the six months ended October 31, 2006 is as follows:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 30, 2006	2,248,000	$0.97	9.0	$288,200
Granted	45,000	1.05	9.9	—
Exercised	—
Terminated	—
Outstanding at October 31, 2006	2,293,000	$0.97	8.5	$315,000

Options exercisable at October 31, 2006	1,361,666	$0.86	8.3	$315,000

Weighted-average fair value of options granted during the six months ended October 31, 2006	$0.70

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

As of December 20, 2006, the Company Option has not been triggered.

9)            Subsequent Events

On November 9, 2006, the Company entered into an Amendment Agreement (the “Agreement”) with certain investors (the “Investors”) who participated in a private placement of the Company’s $400,000 principal amount 8% notes due January 1, 2008, the Prior Warrants, and the 2014 New Warrants in June, July and September 2006. Pursuant to the Agreement, the Investors agreed to amend the Prior Warrants and the 2014 New Warrants by extending the term of the warrants to December 31, 2016, adding in a anti-dilution clause for issuances or sales of common stock or common stock equivalents below the exercise price of the Prior Warrants and the 2014 New Warrants and adding a covenant that the Company will use “Best Efforts” to file a registration statement by January 31, 2007.

On November 15, 2006, the Company entered into a Debt Conversion Agreement with certain creditors, including a related party, pursuant to which such creditors agreed to convert an aggregate $1,082,541 of debt, including $13,541 of accrued interest, into an aggregate 1,443,389 shares of common stock and 721,965 warrants to purchase common stock. The debt to the related party arose from the Company’s failure to make payments pursuant to a consulting agreement. The warrants have an exercise price of $1.00 per share and are exercisable until December 31, 2016. The conversion of this debt will result in a charge to expense on the Statement of Operations during the quarter ended January 31, 2007 for the value of the common stock and warrants in excess of the debt and accrued interest.

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

Overview

Since inception on November 15, 2002 through October 31, 2006, we have sustained cumulative net losses of $6,648,513.  Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses.  From inception through October 31, 2006, we have not generated any revenue from operations.  We expect to incur additional losses to perform further research and development activities.  We do not currently have any commercial products and we do not expect to have any for the foreseeable future.  Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete.  The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs.  Net cash inflows from any products developed may take several years to achieve.

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

Three Months Ended October 31, 2006 Compared To The Three Months Ended October 31, 2005

During the three months ended October 31, 2006 and 2005, we had no revenue.  We do not expect to have revenues relating to our product candidates in development for several years, if at all.  Research and development activities have been curtailed during the three months ended October 31, 2006 due to limited financial resources.

Research and development expense for the three months ended October 31, 2006 was $141,176 as compared to $291,272 for the comparable period in 2005.  This decrease is due to the reduced levels of performance of preclinical studies for development of a treatment for shingles during 2006.

Estimated charge for acquired in-process research and development for the three months ended October 31, 2006 was zero as compared to $2,695,054 for the comparable period in 2005.  This decrease is due to the absence of acquisition activity during 2006.

General and administrative expense for the three months ended October 31, 2006 was $210,365 as compared to $206,544 for the comparable period in 2005.  This increase is due to the establishment of operations and consists of payroll and benefits, marketing expenses, legal and accounting fees, occupancy expenses, directors’ fees, and general operating expenses.

Other expense, which consists primarily of interest expense, for the three months ended October 31, 2006, was $221,791 as compared to $2,507 for the comparable period in 2005.  This increase is attributable to financing costs related to notes payable issued during 2006.

Net loss for the three months ended October 31, 2006 was $573,332 as compared to a net loss of $3,195,377 for the comparable period in 2005.  This decrease in net loss is attributable to the net effect of a decrease in research and development expenses of $150,096, a decrease in the charge for acquired in-process research and development of $2,695,054, an increase in general and administrative expenses of $3,821, and an increase in other expense of $219,284 primarily consisting of interest expense.

Six Months Ended October 31, 2006 Compared To The Six Months Ended October 31, 2005

During the six months ended October 31, 2006 and 2005, we had no revenue.  We do not expect to have revenues relating to our product candidates in development for several years, if at all.

Research and development expense for the six months ended October 31, 2006 was $303,124 as compared to $291,272 for the comparable period in 2005.  This increase is due to the performance of preclinical studies for development of a treatment for shingles.

Estimated charge for acquired in-process research and development for the six months ended October 31, 2006 was zero as compared to $2,695,054 for the comparable period in 2005.  This decrease is due to the absence of acquisition activity during 2006.

General and administrative expense for the six months ended October 31, 2006 was $515,751 as compared to $206,768 for the comparable period in 2005.  This increase is due to the establishment of operations and consists of payroll and benefits, marketing expenses, legal and accounting fees, occupancy expenses, directors’ fees, and general operating expenses.

Other expense, which consists primarily of interest expense, for the six months ended October 31, 2006 was $247,751 as compared to $2,507 for the comparable period in 2005.  This increase is attributable to financing costs related to notes payable issued during 2006.

Net loss for the six months ended October 31, 2006 was $1,066,626 as compared to a net loss of $3,195,601 for the comparable period in 2005.  This decrease in net loss is attributable to the net effect of an increase in research and development expenses of $11,852, a decrease in the charge for acquired in-process research and development of $2,695,054, an increase in general and administrative expenses of $308,983, and an increase in other expense of $245,244 primarily consisting of interest expense.

Liquidity and Capital Resources

From November 15, 2002 (Inception) to October 31, 2006, our operations have been financed through the sale of common stock and we have accumulated a deficit during the development stage of $6,648,513.  This loss was incurred through a combination of research and development activities, expenses supporting those activities, and a charge to expense for acquired in process research and development.  We expect to continue to incur additional losses and negative cash flows from operating activities for the foreseeable future.

On September 22, 2006, we entered into an agreement with an investor under which the investor agreed to purchase $75,000 principal amount of 8% notes due January 1, 2008 (the “New Notes”) and 112,500 warrants to purchase shares of the Company’s common stock for $1.00 per share until June 30, 2014 (the “2014 New Warrants”).

On September 22, 2006, we entered into a Letter Agreement and Amendment Agreement (the “Amendment”) with certain investors (the “Prior Investors”) who participated in a private placement of the Company’s $325,000 principal amount 12% notes due January 1, 2007 (the “Prior Notes”) and warrants (the “Prior Warrants”) in June and July 2006 (the “Prior Placement”). Pursuant to the Letter Agreement, the Investors agreed to amend the Prior Notes by (i) extending the maturity date of the Prior Notes to January 1, 2008 (the “Maturity Date”), (ii) lowering the interest rate accruing on the principal amount of the Prior Notes from 12% per annum to 8% commencing as of September 1, 2006, (iii) increasing the financing trigger requiring mandatory redemption of the Prior Notes from two to three times the outstanding principal of the Prior Notes and (iv) lowering the optional redemption price of 106% of the principal amount of the Prior Notes, plus accrued interest to 103% of the principal for the period from July 1, 2007 to the Maturity Date. In addition, pursuant to the Amendment, the Investors agreed to amend the Prior Warrants by extending the expiration date of the Prior Warrants from June 30, 2012 to June 20, 2014. The Amendment essentially changed the terms of the Prior Notes and Prior Warrants to be equivalent to the New Notes and New Warrants, including extending the maturity date of the Prior Notes from January 1, 2007 to January 1, 2008. In exchange for the Investors entering into the Amendment, we issued to each Investor 12.5 shares of common stock and 50 New Warrants for each $100 principal amount of Prior Notes acquired.

On November 9, 2006, the Company entered into an Amendment Agreement (the “Agreement”) with certain investors (the “Investors”) who participated in a private placement of the Company’s $400,000 principal amount 8% notes due January 1, 2008, the Prior Warrants, and the 2014 New Warrants in June, July and September 2006. Pursuant to the Agreement, the Investors agreed to amend the Prior Warrants and the 2014 New Warrants by extending the term of the warrants to December 31, 2016, adding in a anti-dilution clause for issuances or sales of common stock or common stock equivalents below the exercise price of the Prior Warrants and the 2014 New Warrants and adding a covenant that the Company will use “Best Efforts” to file a registration statement by January 31, 2007.

On November 15, 2006, the Company entered into a Debt Conversion Agreement with certain creditors, including a related party, pursuant to which such creditors agreed to convert an aggregate $1,082,541 of debt, including $13,541 of accrued interest, into an aggregate 1,443,389 shares of common stock and 721,965 warrants to purchase common stock. The debt to the related party arose from the Company’s failure to make payments pursuant to a consulting agreement. The warrants have an exercise price of $1.00 per share and are exercisable until December 31, 2016. The conversion of this debt will result in a charge to expense on the Statement of Operations during the quarter ended January 31, 2007 for the value of the common stock and warrants in excess of the debt and accrued interest.

Our cash position was $47,386 as of October 31, 2006 compared to $127,121 as of April 30, 2006.  The net decrease during that period is attributable to proceeds of $339,500 from the issuance of notes payable net of operating and other expenses of $419,235.

Our current liabilities totaled $1,141,043 ($902,690 reported on the balance sheet plus $238,353 of note discounts) as of October 31, 2006 compared to $401,743 as of April 30, 2006.  The net increase during that period is attributable to proceeds from the issuance of notes payable with a net carrying value of $161,647 and increases in accounts payable and accrued expenses of $364,302.

We had a working capital deficit of $1,046,733 ($808,380 reported on the balance sheet plus $238,353 of note discounts) as of October 31, 2006 compared to a working capital deficit of $257,183 as of April 30, 2006.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through October 31, 2006, virtually all of our financing has been through private placements of common stock and warrants.  We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.  Based on the resources available to us at October 31, 2006, we will need additional equity or debt financing to sustain our operations through the balance of 2006 and we will need additional financing thereafter until we can achieve profitability, if ever.  These matters raise substantial doubt about our ability to continue as a going concern.

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

c)                                      Accounting for Stock-Based Compensation

We account for our stock options and warrants using the fair value method promulgated by Statement of Financial Accounting Standards No. 123R Share-Based Payments (“SFAS 123R”) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant.  The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.  SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and, accordingly, the Company adopted this standard on May 1, 2006.

Prior to May 1, 2006, the Company had employed the principles of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  As provided for by SFAS 123, the Company had elected to record compensation expense to the extent of employee or director services rendered based on the fair value of stock options granted under the plan.  The Company estimated the fair value of stock options and warrants utilizing the Black-Scholes option-pricing model and common stock utilizing its market value. Therefore, our results include non-cash compensation expense as a result of the issuance of stock options and warrants and we expect to record additional non-cash compensation expense in the future.

Item 3:   Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures:

The Company’s management with the participation of the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective due to material weaknesses in the internal control over financial reporting described below.

•                  the lack of sufficient internal accounting personnel necessary to meet the reporting requirements of a public company;

•                  insufficient written policies and procedures for accounting and financial reporting with respect to the current requirements and application of US GAAP and SEC disclosure requirements; and

•                  segregation of duties, in that we had only one person performing all accounting-related duties.

Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management believes, including our Chief Executive Officer and Chief Financial Officer that the condensed consolidated financial statements included in this report fairly preset in all material respects our financial condition, results of operations and cash flows for the periods presented.

B. Changes in Internal Control over Financial Reporting:

In the process of conducting their audit for the three and six months ended October 31, 2005, J.H. Cohn LLP, our independent registered public accounting firm (“JHC”), identified material weaknesses in the processes and procedures with our accounting and financial reporting function which were addressed as part of the communications by JHC with our audit committee. JHC informed the audit committee that these deficiencies constituted a material weakness under standards established by the Public Company Accounting Oversight Board.

Except as described above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended October 31, 2006.

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

Dated: December 22, 2006	FERMAVIR PHARMACEUTICALS, INC.

	By:	/s/ Geoffrey W. Henson
Geoffrey W. Henson, Chief Executive Officer

	By:	/s/ Frederick Larcombe
Frederick Larcombe, Chief Financial Officer
(Principal Financial and Accounting Officer)