Form 10QSB/A
period 2006-10-31
FERMAVIR PHARMACEUTICALS, INC.
filed 2006-12-29
CIK 1283383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

INTRODUCTORY NOTE

This Report on Form 10-QSB/A for FermaVir Pharmaceuticals, Inc. may contain forward-looking statements.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words.  Forward-looking statements include information concerning possible or assumed future business success or financial results.  You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors.  However, there may be events in the future that we are not able to accurately predict or control.  Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

EXPLANATORY NOTE

This Form 10-QSB/A has been amended to correct typographical errors in Item 3(B) in the Form 10-QSB filed on December 29, 2006.

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

B. Changes in Internal Control over Financial Reporting:

In the process of conducting their review for the three and six months ended October 31, 2006, J.H. Cohn LLP, our independent registered public accounting firm (“JHC”), identified material weaknesses in the processes and procedures with our accounting and financial reporting function which were addressed as part of the communications by JHC with our audit committee. JHC informed the audit committee that these deficiencies constituted a material weakness under standards established by the Public Company Accounting Oversight Board.

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

Dated: December 29, 2006	FERMAVIR PHARMACEUTICALS, INC.

	By:	/s/ Geoffrey W. Henson
Geoffrey W. Henson, Chief Executive Officer

	By:	/s/ Frederick Larcombe
Frederick Larcombe, Chief Financial Officer
(Principal Financial and Accounting Officer)