Form 10QSB
period 2007-01-31
FERMAVIR PHARMACEUTICALS, INC.
filed 2007-03-26
CIK 1283383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007

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

 Yes ☐                                  No ☒

The number of shares outstanding of the Registrant’s Common Stock, $.0001 par value, as of March 19, 2007 was 20,853,231.

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

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

FermaVir Pharmaceuticals, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	January 31,	April 30
	2007	2006
	(Unaudited)	(Note 2)
Assets

Current assets:
Cash	$503,508	$127,121
Prepaid expenses	91,555	17,439
Total current assets	595,063	144,560

Property and equipment, net	14,599	22,490
Other assets	43,890	43,890

Total assets	$653,552	$210,940

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities - Accounts payable and accrued expenses	$444,747	$401,743

Non-current liabilities - Deferred rent	16,507	12,157

Total liabilities	461,254	413,900

Commitments

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	0	0
Common stock, $0.0001 par value, 100,000,000 shares authorized, 20,853,231 and 17,575,884 issued and outstanding at January 31, 2007 and April 30, 2006, respectively	2,085	1,757
Additional paid-in capital	11,307,135	5,685,785
Deferred stock-based compensation	0	(308,615)
Deficit accumulated during development stage	(11,116,922)	(5,581,887)
Total stockholders’ equity (deficiency)	192,298	(202,960)

Total liabilities and stockholders’ equity (deficiency)	$653,552	$210,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended		For the period November 15, 2002
	January 31		January 31		(Inception) to January
	2007	2006	2007	2006	31, 2007

Revenues	$0	$0	$0	$0	$0

Operating expenses:

Research and development:
Non-cash charge for stock-based compensation	14,220	0	42,660	0	72,553
Other	514,966	263,410	789,650	554,682	1,643,414
Total research and development	529,186	263,410	832,310	554,682	1,715,967

Charge for acquired in-process research and development	0	0	0	2,695,054	2,713,996

General and administrative:
Non-cash charges for:
Fair value of common stock and warrants issued to a related party in satisfaction of a contractual obligation	2,055,570	0	2,055,570	0	2,055,570
Fair value of common stock and warrants issued to a related party in excess of net cash received	99,729	0	99,729	0	99,729
Warrants issued for services	0	1,081,230	0	1,085,093	1,086,546
Stock-based compensation	39,744	21,726	102,480	38,445	144,150
Other	98,962	243,428	560,977	429,614	1,277,371
Total general and administrative	2,294,005	1,346,384	2,818,756	1,553,152	4,663,366

Total operating expenses	2,823,191	1,609,794	3,651,066	4,802,888	9,093,329

Operating loss	(2,823,191)	(1,609,794)	(3,651,066)	(4,802,888)	(9,093,329)

Other income (expense):

Interest income	0	4,298	134	6,164	8,766
Interest expense	(1,645,218)	(143,883)	(1,884,103)	(148,256)	(2,032,359)
Total other expense	(1,645,218)	(139,585)	(1,883,969)	(142,092)	(2,023,593)

Net loss	$(4,468,409)	$(1,749,379)	$(5,535,035)	$(4,944,980)	$(11,116,922)

Net loss per common share:
Basic and diluted	$(0.23)	$(0.10)	$(0.31)	$(0.12)

Weighted average shares of common stock outstanding:
Basic and diluted	19,181,700	17,466,688	18,116,455	41,404,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

								Deficit
							Deferred	Accumulated
					Additional		Stock-	During
	Preferred Stock		Common Stock		Paid-In	Subscription	Based	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Balance, November 15, 2002 (Inception)	0	$0	0	$0	$0	$0	$0	$0	$0

Issuance of common stock to founders for cash at $0.00003 per share			70,560,000	7,050	(5,050)	(2,000)			0

Balance, April 30, 2003	0	0	70,560,000	7,050	(5,050)	(2,000)	0	0	0

Payment of subscription receivable						2,000			2,000

Issuance of common stock for cash at $0.0014 per share			8,820,000	882	11,618				12,500

Net loss								(159)	(159)

Balance, April 30, 2004	0	0	79,380,000	7,932	6,568	0	0	(159)	14,341

Net loss								(24,117)	(24,117)

Balance, April 30, 2005	0	0	79,380,000	7,932	6,568	0	0	(24,276)	(9,776)

Acquisition of FermaVir Research, Inc:

Stock issued valued at $0.70 per share			1,829,000	183	1,280,117	(5,600)			1,274,700
Issuance of stock options to consultants					504,835				504,835
Issuance of stock options to employee					303,348		(303,348)		0

Issuance of common stock and warrants for cash at $0.75 per share net of expenses			3,863,527	386	2,864,431				2,864,817

Issuance of common stock and warrants in exchange for note payable with a fair value of $1.55 per share and $1.06 per warrant ($23,865)			150,000	15	256,350				256,365

Issuance of stock options to employee					64,348		(64,348)		0

Stock issued in connection with the exercise of warrants at $1.50			33,334	3	49,998				50,001

Redemption and retirement of stock at $0.011 per share			(67,679,977)	(6,762)	(743,238)				(750,000)

Issuance of warrants to consultants					1,086,546				1,086,546

Amortization of deferred stock-based compensation for employee and directors					12,482		59,081		71,563

Collection of subscription receivable						5,600			5,600

Net loss								(5,557,611)	(5,557,611)

Balance, April 30, 2006	0	$0	17,575,884	$1,757	$5,685,785	$0	($308,615)	($5,581,887)	($202,960)

Reclassification of deferred stock-based compensation upon adoption of SFAS 123R					(308,615)		308,615		0

Stock based compensation expense:
Employees					119,138				119,138
Directors					26,002				26,002

Common stock issued in connection with issuance of notes payable			40,625	5	27,931				27,936

Warrants issued in connection with issuance of notes payable					460,093				460,093

Adjustment of warrant terms					64,315				64,315

Issuance of common stock and warrants with a fair value of $1,765,265 ($1.95 per share common share and 325,695 warrants at $1.52 per warrant) in exchange for notes payable with face value and accrued interest totaling $488,541			651,389	65	1,765,199				1,765,264

Issuance of common stock and warrants with a fair value of $2,146,320 ($1.95 per share common share and 396,000 warrants at $1.52 per warrant) in exchange for a contractual obligation to a related party of $594,000			792,000	79	2,146,241				2,146,320

Issuance of common stock and warrants with a fair value of $8,908,977 ($1.69 per share common share and 4,186,666 warrants at $1.28 per warrant) in exchange for net cash proceeds of $1,221,500			1,793,333	179	1,321,046				1,321,225

Net loss								(5,535,035)	(5,535,035)

Balance, January 31, 2007	0	$0	20,853,231	$2,085	$11,307,135	$0	$0	$(11,116,922)	$192,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended January 31		For the period November 15, 2002 (Inception) to January
	2007	2006	31, 2007
			(Unaudited)
Operating activities:

Net loss	$(5,535,035)	$(4,944,980)	$(11,116,922)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges for
Value of shares and warrants issued to a related party for services	503,250	0	503,250
Value of shares and warrants issued in excess of the contractual obligation to a related party	1,552,320	0	1,552,320
Value of shares and warrants issued in excess of the carrying amount of principal and interest of notes payable in connection with repayment of those notes	1,553,928	0	1,553,928
Value of shares and warrants issued in excess of consideration received from a related party	99,729	0	99,729
Value of shares and warrants issued in excess of the principal amount repaid in connection with a note due to related party	0	143,865	143,865
Write-off of acquired in-process research and development	0	2,695,054	2,713,996
Issuance of warrants for services	0	1,085,093	1,086,546
Charge for revision of warrant terms	64,315	0	64,315
Stock-based compensation	145,140	38,445	216,703
Depreciation	7,891	2,770	12,453
Accretion of debt discount to interest expense	82,998	0	82,998
Other non-cash interest expense	57,868	0	57,868
Write-off of unamortized debt discount to interest expense in connection with amendment of notes payable	125,009	0	125,009
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(74,116)	25,300	(39,285)
Increase in other assets	0	(43,890)	(43,890)
Increase (decrease) in accounts payable and accrued expenses	133,754	(176,937)	369,855
Increase in non-current liabilities	4,350	10,341	16,507

Net cash used in operating activities	(1,278,609)	(1,164,939)	(2,600,765)

Investing activities:

Purchase of property and equipment	0	(27,052)	(27,052)
Cash acquired in acquisition	0	27,156	27,156
Cash paid in connection with acquisition transaction costs	0	0	(145,025)

Net cash provided by (used in) investing activities	0	104	(144,921)

Financing activities:

Proceeds from issuance of notes payable net of expenses	433,500	0	433,500
Proceeds from sale of common stock net of expenses	1,221,496	2,864,817	4,150,814
Redemption of common stock	0	(400,000)	(400,000)
Repayment of notes payable to related party	0	(940,720)	(940,720)
Collection of subscription receivable	0	0	5,600

Net cash provided by financing activities	1,654,996	1,524,097	3,249,194

Net change in cash	376,387	359,262	503,508

Cash - Beginning of period	127,121	224	0

Cash - End of period	$503,508	$359,486	$503,508

Supplemental disclosure of non-cash investing and financing activities:

Issuance of notes payable:
Value attributed to common stock	$27,936	$0	$27,936
Value attributed to warrants	460,093	0	460,093
Issuance of equity instruments in connection with payment of notes payable:
Value attributed to common stock	1,270,208	0	1,270,208
Value attributed to warrants	495,056	0	495,056
Issuance of equity instruments in connection with payment of obligation to a related party:
Value attributed to common stock	1,544,400	0	1,544,400
Value attributed to warrants	601,920	0	601,920
Issuance of common stock in business combination	0	1,280,300	1,280,300
Assumption of consultants’ options in connection with business combination	0	504,835	504,835
Assumption of employee options in connection with business combination	0	303,348	303,348
Net liabilities assumed in business combination	0	785,992	785,992
Note payable issued in connection with redemption of shares	0	350,000	350,000
Shares and warrants issued in connection with repayment of note payable	0	112,500	112,500

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

Through its wholly owned subsidiary, the Company has licensed patents on a series of compounds for the treatment of viral diseases including compounds for the treatment of varicella zoster virus (“VZV”), the causative agent for shingles and chickenpox, and human cytomegalovirus (“CMV”), a member of the herpes virus group which includes the viruses that cause chicken pox, mononucleosis, herpes labialis (cold sores) and genitalis (genital herpes).

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

2)            Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of FermaVir Research, Inc., a 100% owned subsidiary, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2007 or for any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended April 30, 2006, which are included in the Company’s Annual Report on Form 10-KSB for such year.  The condensed consolidated balance sheet as of April 30, 2006 has been derived from the audited consolidated financial statements included in the Form 10-KSB for that year.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred losses totaling $11,116,922 from November 15, 2002 (Inception) to January 31, 2007 and has limited working capital.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  From November 15, 2002 (Inception) to January 31, 2007, all of our financing has been through private placements of common stock and warrants and the issuances of notes payable.  We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.  Based on the resources available to us at January

31, 2007, we will need additional equity or debt financing to sustain our operations through the balance of 2007 and we will need additional financing thereafter until we can achieve profitability, if ever.  These matters raise substantial doubt about our ability to continue as a going concern.

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

Accounting for Acquisitions

Acquisitions are accounted for utilizing the purchase method in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”.  Under the purchase method, assets acquired and liabilities assumed by the Company are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

Computation of Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted net loss per common share is the same as basic net loss per common share because the potentially dilutive security issuances from the exercise of stock options and stock warrants would have an anti-dilutive effect on the Company’s net loss per common share during each period presented.  The amounts of potentially dilutive stock options excluded from the calculation were 2,451,000 and 2,188,000 shares at January 31, 2007 and 2006, respectively.  The amounts of potentially dilutive stock warrants excluded from the calculation were 6,260,142 and 1,904,695 shares at January 31, 2007 and 2006, respectively.

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

After the completion of this transaction and the simultaneous financing, the shareholders of the Company owned approximately 70% of the combined company.  The acquisition of FermaVir has been accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”.  Under the purchase method, assets acquired and liabilities assumed by the Company are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and FermaVir, as if the acquisition had occurred on May 1, 2005 instead of August 16, 2005 and includes the charge for the write-off of acquired in process research and development of $2,695,056.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	Three Months	Nine Months
	Ended	Ended
	January 31, 2006	January 31, 2006

Pro forma Net loss	$(1,754,629)	$(5,307,680)

Weighted average number of common shares outstanding	17,542,550	17,768,234

Pro forma Loss per common share - Basic and fully diluted	$(0.10)	$(0.30)

4)            Licensing Agreement and Commitments

On February 2, 2005, FermaVir entered into a Patent and Technology License Agreement (the “License Agreement”) with University College Cardiff Consultants Limited (“Cardiff”), an affiliate of Cardiff University located in the United Kingdom, for a series of pharmaceutical compounds for the treatment of viral diseases.

Under the terms of this License Agreement, the Company, through its wholly owned subsidiary, has the exclusive, worldwide rights to research, develop, and commercially exploit such technology during the period of existing patent protection which extends from fifteen to twenty years in targeted markets in North America, Western European nations, Japan, Australia, and New Zealand and any new related patents.  Remaining obligations under this License Agreement consist of milestone payments aggregating $550,000 during the clinical trial phase of development for each product, and royalty payments based upon net sales of such products as defined in the Agreement.  Additionally, the Company is obligated to make good faith expenditures of at least $2,000,000 for the clinical development of at least one pharmaceutical compound during the initial three years of the License Agreement.  As of January 31, 2007, no milestone payments were due to Cardiff.

5)            Stockholders’ Equity

Stock Split

On August 22, 2005, the Company effected a 35.28 for one stock split resulting in authorized capital stock of 120,000,000 shares consisting of 100,000,000 shares of common stock with

$0.0001 par value and 20,000,000 shares of preferred stock with $0.001 par value.  All share and per share data have been restated for this stock split.

Financing Activities

On June 16 and July 28, 2006, the Company issued promissory notes in the aggregate principal amount of $325,000 together with warrants and received net proceeds of $298,500.  The notes bear interest at 12% and mature on January 1, 2007.  The warrants entitle the holder to purchase 325,000 shares of common stock at $1.00 per share and expire on June 30, 2012.

Proceeds from the issuance of these instruments were allocated to notes payable and warrants based upon the relative amounts of the face value of the notes and the estimated fair value of the warrants.  This resulted in allocation of $130,835 to the notes payable (resulting in a debt discount of $194,164) and $167,665 to the warrants.  The amounts allocated to warrants were accounted for as an increase to additional paid in capital.  That discount is being amortized to interest expense utilizing the interest method through the scheduled maturity date of the notes.  The Company recorded non-cash expense for the amortization of that discount of zero, $69,154, and $69,154 during the three and nine months ended January 31, 2007 and the period from November 15, 2002 (Inception) to January 31, 2007, respectively.

On September 22, 2006, the Company entered into an agreement with an investor under which the investor agreed to purchase $75,000 principal amount of 8% notes due January 1, 2008 (the “New Note”) and 112,500 warrants to purchase shares of the Company’s common stock for $1.00 per share until June 30, 2014 (the “2014 New Warrants”) for net proceeds of $67,500.

Additionally on September 22, 2006, the Company simultaneously entered into a Letter Agreement and Amendment Agreement (the “Amendment”) with certain investors (the “Prior Investors”) who participated in a private placement of the Company’s $325,000 principal amount 12% notes due January 1, 2007 (the “Prior Notes”) and warrants (the “Prior Warrants”) in June and July 2006 (the “Prior Placement”).  Pursuant to the Letter Agreement, the Investors agreed to amend the Prior Notes by (i) extending the maturity date of the Prior Notes to January 1, 2008 (the “Maturity Date”), (ii) lowering the interest rate accruing on the principal amount of the Prior Notes from 12% per annum to 8% commencing as of September 1, 2006, (iii) increasing the financing trigger requiring mandatory redemption of the Prior Notes from two to three times the outstanding principal of the Prior Notes, and (iv) lowering the optional redemption price of 106% of the principal amount of the Prior Notes, plus accrued interest to 103% of the principal for the period from July 1, 2007 to the Maturity Date.  In addition, pursuant to the Amendment, the Investors agreed to amend the Prior Warrants by extending the expiration date of the Prior Warrants from June 30, 2012 to June 20, 2014.  The Amendment essentially changed the terms of the Prior Notes and Prior Warrants to be equivalent to the New Note and New Warrants, including extending the maturity date of the Prior Notes from January 1, 2007 to January 1, 2008.  In exchange for the Investors entering into the Amendment, the Company issued 40,625 shares of common stock and 162,500 New Warrants.

The amendment referred to above constitutes a material modification.  Consequently the transaction was accounted for in accordance with the guidance in the consensus of Emerging Issues Task Force Issue No. 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” as an extinguishment of the existing debt with the issuance of new debt.  A loss from the extinguishment of debt of $125,009 resulted from the write-off of the unamortized debt discount relating to the original debt and is included in interest expense.

The fair value of common stock and warrants issued in connection with the modification was allocated to the instruments based on their relative fair values.  This resulted in allocation of $152,522 to the notes payable (resulting in the recording of a debt discount of $247,478), $17,623 to the common stock, and $397,416 to the warrants.  The amounts allocated to common stock and warrants were accounted for as an increase to additional paid in capital.  The Company recorded non-cash expense for the amortization of the debt discount of $3,711, $12,839, and $12,839 for the three and nine months ended January 31, 2007 and for the period from November 15, 2002 (Inception) to January 31, 2007.

Additionally on September 22, 2006, the Company issued a warrant for the purchase of 40,000 common shares at an exercise price of $1.00 per share with a fair value of $33,897 to an advisor who provided assistance with the transactions.  The fair value of the warrant was charged to interest expense.

On November 9, 2006, the Company issued a promissory note in the principal amount of $75,000 together with warrants and received net proceeds of $67,500.  The notes bear interest at 8% and mature on January 1, 2008.  The warrants entitle the holder to purchase 112,500 shares of common stock at price of $1.00 per share and expire on December 31, 2016. In connection with this transaction, the Company issued a warrant for the purchase of 31,250 common shares at an exercise price of $1.00 per share to an advisor who provided assistance with this transaction.

Proceeds from the issuance of these instruments were allocated to notes payable and warrants based upon the relative amounts of the face value of the notes and the estimated fair value of the warrants.  This resulted in allocation of $32,688 and $34,812 to the notes payable (resulting in the recording of a debt discount of $42,312) and warrants, respectively.  The amounts allocated to warrants were accounted for as an increase to additional paid in capital.  The Company recorded non-cash expense for the amortization of that discount of $1,005 for each of the three and nine month periods ended January 31, 2007 and for the period from November 15, 2002 (Inception) to January 31, 2007.

Additionally on November 9, 2006, the Company entered into an Amendment Agreement (“Agreement”) with the Investors in the notes payable with principal amounts aggregating $400,000 and warrants (the “Prior Warrants”) issued in June, July and September 2006 and described above.  Pursuant to the Agreement, the Investors agreed to amend (the “Amendment”) the Prior Warrants by (i) extending the term of the warrants to December 31, 2016, (ii) adding in a full ratchet anti-dilution clause for issuances or sales of common stock or common stock equivalents below the exercise price of the Prior Warrants and (iii) adding in a covenant that the Company shall file a registration statement by January 31, 2007.  The fair value of the amended warrants on November 9, 2006 in excess of all amounts previously allocated to such warrants was $64,315.  This amount was accounted for as an increase to additional paid in capital with a corresponding charge to interest expense.

On November 15, 2006, the Company entered into a Debt Conversion Agreement (the “Conversion Agreement”) with the Investors in the notes payable described above.  Under the terms of the Conversion Agreement, the Company issued 651,389 shares of common stock and warrants to purchase 325,695 shares of common stock at $1.00 per share through December 31, 2016 with a combined fair market value of $1,765,265 in payment of notes with principal amounts aggregating $475,000 plus accrued interest and having a carrying value of $211,336.  The fair market value of the common stock and warrants was accounted for as an increase to equity.  The excess of that amount over the carrying value of the notes payable and accrued interest was $1,553,928 and was charged to interest expense.

Additionally on November 15, 2006, the Company entered into a Debt Conversion Agreement (the “Conversion Agreement”) with a related party.  Under the terms of the Conversion Agreement, the Company issued 792,000 shares of common stock and warrants to purchase 396,000 shares of common stock at $1.00 per share through December 31, 2016 with a combined fair market value of $2,146,320 in payment of $594,000 due in connection with a consulting agreement.  The fair market value of the common stock and warrants was accounted for as an increase to equity.  The excess of that amount over the amount due in connection with the consulting agreement was $1,552,320 and was charged to administrative expense.

In a series of transactions from December 21, 2006 through January 26, 2007, the Company issued 1,793,333 shares of common stock and warrants to purchase 3,966,668 shares of common stock and received net proceeds of $1,221,496 at a price of $0.75 per share.  The warrants have an exercise price of $1.00 per share and 266,667 of the warrants expire on December 21, 2016, 3,119,999 of the warrants expire on January 10, 2017 and 200,000 of the warrants expire on January 26, 2017.  Other than pursuant to certain issuances, if the Company sells or grants any option to purchase, dispose of, or issue any common stock or common stock equivalents at an effective price per share less than the then exercise price of these warrants while they are outstanding, then the exercise price of these warrants shall be reduced to the same amount.  Included in the amounts above were 26,667 shares of common stock and warrants to purchase 53,333 shares of common stock with a combined fair market value of $117,615 which were sold to a related party.  The fair market value of the common stock and warrants was accounted for as an increase to equity.  The excess of that amount over the consideration received was $99,729 and was charged to other expense.

6)            Stock Options and Warrants

On January 31, 2007, the Company granted options to members of management and the Board of Directors to purchase 158,000 shares of common stock at an exercise price of $1.90 for a period of 10 years.  The Company estimated the fair value of these options as of the date of the grant to be $201,882 utilizing the Black-Scholes model and will record stock based compensation expense ratably over the vesting period.

7)            Share Based Payments

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

Because the Company had previously adopted FAS 123, recording stock based compensation at fair value, there was no effect upon the results of operations for the three and nine months ended January 31, 2007 for the adoption of SFAS 123R.  The remaining unrecognized compensation cost related to non-vested share-based compensation arrangements for all employee stock options outstanding at January 31, 2007, as measured at the date of grant, was approximately $437,000.  This amount is being expensed over the remaining requisite service period of the related options, which averages thirty-one months.

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

The assumptions made in calculating the fair value of all options and warrants are as follows:

	Three months ended		Nine months ended
	January 31		January 31
	2007	2006	2007	2006
Risk free interest rate	4.8%	4.5%	.8%	4.0 to 4.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	80.0%	80.0%	80.0%	80% to 82%
Expected life (in years)	1 to 3	1	1 to 3	1 to 5

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

A summary of the changes in options outstanding during the nine months ended January 31, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value

Outstanding at April 30, 2006	2,248,000	$0.97	9.0	$288,200
Granted	203,000	1.71	9.9	—
Exercised	—
Terminated	—
Outstanding at January 31, 2007	2,451,000	$1.03	8.4	$2,123,450

Options exercisable at January 31, 2007	1,394,666	$0.87	8.2	$1,473,783

Weighted-average fair value of options granted during the nine months ended January 31, 2007	$1.28

The following table represents all warrants issued, exercised, cancelled and outstanding during the nine months ended January 31, 2007:

	Number	Weighted Average
	Of Shares	Price per Share

Outstanding at May 1, 2006	1,754,695	$1.45
Issued	5,472,113	0.99
Cancelled	(966,666)	1.50
Warrants outstanding and exercisable at January 31, 2007	6,260,142	1.04

8)            Related Party Transactions

On November 15, 2006, the Company entered into a Debt Conversion Agreement (the “Conversion Agreement”) and on January 10, 2007 sold common stock and warrants to related parties.  A full description of such activities is included in Note 5.

9)            Subsequent Event

Effective on March 16, 2006, the founders of FermaVir Research, Inc. who collectively own 1,029,100 shares of the Company and fully-vested options to purchase 1,050,100 shares of the Company at $0.75 per share, granted to the Company an irrevocable, exclusive option to repurchase 926,100 of those shares and cancel warrants to purchase 945,000 shares under certain conditions in exchange for a cash payment to those founders of $214,000. Effective March 13, 2007, this arrangement was terminated by mutual agreement of all parties.

On March 19, 2007, the Company entered into an amendment with the holders of the warrants that were modified on November 15, 2006 in connection with the Conversion Agreements previously discussed.  Under that amendment, the holders agreed to waive the full ratchet anti-dilution provisions and registration rights provisions in such warrants in exchange for reducing the exercise price of the warrants from $1.00 per share to $0.275 per share and increasing the number of shares issuable pursuant to such warrants from an aggregate 1,505,445 to 6,021,780.  Additionally on March 19, 2007, the Company entered into an amendment to the warrants issued to the investors in the private placement conducted by the Company in December 2006 and January 2007.  In exchange for waiving the full ratchet anti dilution provisions in such warrants, the exercise price of the warrants was reduced from $1.00 per share to $0.525 per share.  The fair value of these amended warrants in excess of all amounts previously attributed to such warrants will be accounted for during the quarter ended April 30, 2007 as an increase to additional paid in capital with a corresponding charge to expense.

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

Overview

Since inception on November 15, 2002 through January 31, 2007, we have sustained cumulative net losses of $11,116,922.  Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses.  From inception through January 31, 2007, we have not generated any revenue from operations.  We expect to incur additional losses to perform further research and development activities.  We do not currently have any commercial products and we do not expect to have any for the foreseeable future.  Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete.  The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs.  Net cash inflows from any products developed may take several years to achieve.

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

On December 12, 2005, we entered into a marketing and public relations service agreement with Trilogy Capital Partners, Inc.  Under the terms of the agreement, Trilogy was to be paid $12,500 per month and was issued warrants to purchase 1,000,000 shares of our common stock at an exercise price of $1.50 per share which are exercisable for a period of three years.  This agreement was terminated effective June 3, 2006.  On October 12, 2006, by action of the Board of Directors, we canceled the unexercised portion of the outstanding warrants issued to Trilogy and its assignees for the purchase of 966,666 shares of common stock.

Results of Operations

Three Months Ended January 31, 2007 Compared To The Three Months Ended January 31, 2006

During the three months ended January 31, 2007 and 2006, we had no revenue.  We do not expect to have revenues relating to our product candidates in development for several years, if at all.

Research and development expense for the three months ended January 31, 2007 was $529,186 as compared to $263,410 for the comparable period in 2006.  This increase is due to the increased levels of performance of preclinical studies for development of a treatment for shingles during the current period.

General and administrative expense for the three months ended January 31, 2007 was $2,294,005 as compared to $1,346,384 for the comparable period in 2006.  This increase is primarily due to an increase of $974,340 in the value of warrants issued for services an increase of $99,729 related to the sale of common stock & warrants below market value to a related party, and a decrease of $144,466 related to cost containment efforts in the areas of payroll and benefits, marketing expenses, legal and accounting fees, occupancy expenses, directors’ fees, and general operating expenses.

Other expense for the three months ended January 31, 2007 was $1,645,218 as compared to $139,585 for the comparable period in 2006.  This increase is primarily attributable to an increase of $1,501,335 related to financing costs for notes payable issued and subsequently converted to equity during the current period.

Net loss for the three months ended January 31, 2007 was $4,468,409 as compared to a net loss of $1,749,379 for the comparable period in 2006.  This increase in net loss is attributable to the net effect of an increase in research and development expenses of $265,776, an increase in general and administrative expenses of $947,621, and an increase in other expense of $1,505,633 as described in the preceding paragraphs.

Nine Months Ended January 31, 2007 Compared To The Nine Months Ended January 31, 2006

During the nine months ended January 31, 2007 and 2006, we had no revenue.  We do not expect to have revenues relating to our product candidates in development for several years, if at all.

Research and development expense for the nine months ended January 31, 2007 was $832,310 as compared to $554,682 for the comparable period in 2006.  This increase is due to the performance of preclinical studies for development of a treatment for shingles.

The charge for acquired in-process research and development for the nine months ended January 31, 2007 was zero as compared to $2,695,054 for the comparable period in 2006.  This decrease is due to the absence of acquisition activity during the current period.

General and administrative expense for the nine months ended January 31, 2007 was $2,818,756 as compared to $1,553,152 for the comparable period in 2006.  This increase is primarily due to an increase of $970,477 in the value of warrants issued for services, an increase of $99,729 related to the sale of common stock and warrants below market value to a related party, an increase of $64,035 in stock based compensation, and an increase of $131,363 due to operations consisting of payroll and benefits, marketing expenses, legal and accounting fees, occupancy expenses, directors’ fees, and general operating expenses.

Other expense for the nine months ended January 31, 2007 was $1,883,969 as compared to $142,092 for the comparable period in 2006.  This increase is primarily attributable to an increase of $1,735,847 related to financing costs for notes payable issued and subsequently converted to equity during the current period.

Net loss for the nine months ended January 31, 2007 was $5,535,035 as compared to a net loss of $4,944,980 for the comparable period in 2006.  This increase in net loss is attributable to the net effect of an increase in research and development expenses of $277,628, the absence of a charge for acquired in-process research and development of $2,695,054, an increase in general and administrative expenses of $1,265,604, and an increase in other expense of $1,741,877 as described in the preceding paragraphs.

Liquidity and Capital Resources

Our cash position was $503,508 as of January 31, 2007 compared to $127,121 as of April 30, 2006.  The net decrease during that period is attributable to proceeds of $1,654,996 from the issuance of notes payable and common stock and warrants net of operating disbursements of $1,278,609.

Our current liabilities totaled $444,747 as of January 31, 2007 compared to $401,743 as of April 30, 2006.  These amounts are comparable and reflect a comparable level of business activity.

We had a working capital surplus of $150,316 as of January 31, 2007 compared to a working capital deficit of $257,183 as of April 30, 2006.  The improvement during that period is attributable to financing activity.

From November 15, 2002 (Inception) to January 31, 2007, our operations have been financed through private placements of common stock and warrants and the issuances of notes payable and we have incurred a deficit during the development stage of $11,116,922.  This loss was incurred through a combination of research and development activities, expenses supporting those activities, and a charge to expense for acquired in process research and development.  We expect to continue to incur additional losses and negative cash flows from operating activities for the foreseeable future.

On November 9, 2006, we issued a promissory note in the principal amount of $75,000 together with warrants and received net proceeds of $67,500.  The notes bear interest at 8% and mature on January 1, 2008.  The warrants entitle the holder to purchase 112,500 shares of common stock at price of $1.00 per share and expire on December 31, 2016.

Additionally on November 9, 2006, we entered into an Amendment Agreement (“Agreement”) with certain investors (the “Investors”) holding notes payable with principal amounts aggregating $400,000 and warrants (the “Prior Warrants”) issued in June, July and September 2006.  Pursuant to the Agreement, the Investors agreed to amend (the “Amendment”) the Prior Warrants by (i) extending the term of the warrants to December 31, 2016, (ii) adding in a full ratchet anti-dilution clause for issuances or sales of common stock or common stock equivalents below the exercise price of the Prior Warrants and (iii) adding in a covenant that we shall file a registration statement by January 31, 2007. As of the date of this document, such registration statement has not been filed.

On November 15, 2006, we entered into a Debt Conversion Agreement (the “Conversion Agreement”) with the Investors in the notes payable described above.  Under the terms of the Conversion Agreement, we issued 651,389 shares of common stock and warrants to purchase 325,695 shares of common stock at $1.00 per share through December 31, 2016 with a combined fair value of $1,765,265 in payment of notes with principal amounts aggregating $475,000 plus accrued interest and having an aggregate carrying value of $211,336, net of debt discount.

Additionally on November 15, 2006, we entered into a Conversion Agreement with a related party.  Under the terms of the Conversion Agreement, we issued 792,000 shares of common stock and warrants to purchase 396,000 shares of common stock at $1.00 per share through December 31, 2016 with a combined fair market value of $2,146,320 in payment of $594,000 due in connection with a consulting agreement.

In a series of transactions from December 21, 2006 through January 26, 2007, we issued 1,793,333 shares of common stock and warrants to purchase 3,586,666 shares of common stock and received net proceeds of $1,221,496 at a price of $0.75 per share.  The warrants have an exercise price of $1.00 per share and 266,667 of the warrants expire on December 21, 2016, 3,119,999 of the warrants expire on January 10, 2017 and 200,000 of the warrants expire on January 26, 2017.  Other than pursuant to certain issuances, if we sell or grant any option to purchase, dispose of, or issue any common stock or common stock equivalents at an effective price per share less than the then exercise price of these warrants while they are outstanding, then the exercise price of these warrants shall be reduced to the same amount.

On March 19, 2007, we entered into an amendment with the holders of the warrants that were modified on November 15, 2006 in connection with the Conversion Agreements previously discussed.  Under that amendment, the holders agreed to waive the full ratchet anti-dilution provisions and registration rights provisions in such warrants in exchange for reducing the exercise price of the warrants from $1.00 per share to $0.275 per share and increasing the number of shares issuable pursuant to such warrants from an aggregate 1,505,445 to 6,021,780.  Additionally on March 19, 2007, we entered into an amendment to the warrants issued to the investors in the private placement conducted by us in December 2006 and January 2007.  In exchange for waiving the full ratchet anti dilution provisions in such warrants, the exercise price of the warrants was reduced from $1.00 per share to $0.525 per share.  The fair value of these amended warrants in excess of all amounts previously attributed to such warrants will be accounted for during the quarter ended April 30, 2007 as an increase to additional paid in capital with a corresponding charge to expense.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development.  Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Through January 31, 2007, virtually all of our financing has been through private placements of common stock and warrants.  We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future.  Based on the resources available to us at January 31, 2007, we will need additional equity or debt financing to sustain our operations through the balance of 2007 and we will need additional financing thereafter until we can achieve profitability, if ever.  These matters raise substantial doubt about our ability to continue as a going concern.

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

Item 3:                                  Controls and Procedures

A)                                   Evaluation of Disclosure Controls and Procedures:

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

1)                                      The lack of sufficient internal accounting personnel necessary to meet the reporting requirements of a public company;

2)                                      Insufficient written policies and procedures for accounting and financial reporting with respect to the current requirements and application of US GAAP and SEC disclosure requirements;

3)                                      Segregation of duties, in that we had only one person performing all accounting-related duties; and

4)                                      Lack of the appropriate “tone at the top” regarding the need to address the material weaknesses reported in previous filings.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes, including our Chief Executive Officer and Chief Financial Officer that the condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

B)                                   Changes in Internal Control over Financial Reporting:

In the process of conducting their review for the three and nine months ended January 31, 2007, J.H. Cohn LLP, our independent registered public accounting firm (“JHC”), identified material weaknesses in the processes and procedures with our accounting and financial reporting function which were addressed as part of the communications by JHC with our audit committee.  JHC informed the audit committee that these deficiencies constituted a material weakness under standards established by the Public Company Accounting Oversight Board.

Except as described above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended January 31, 2007.

PART II - OTHER INFORMATION

Item 1:                                  Legal Proceedings

On February 5, 2007, we commenced litigation against Trilogy Capital Partners, Inc. and MBA Holdings LLC in Supreme Court of the State of New York, County of New York alleging that Trilogy breached its Letter of Engagement with us dated December 12, 2005.  MBA Holdings LLC has been named as a defendant since certain of the warrants issued to Trilogy in connection with the Letter of Engagement were assigned to MBA Holdings LLC.  We are seeking to recover approximately $38,000 from Trilogy which represents the amount paid to Trilogy by us plus an unspecified amount of damages caused by the breach of contract.  As of March 19, 2007, we are awaiting an answer to the complaint from Trilogy and MBA.

Item 6:                                  Exhibits

10.1         Form of Warrant Amendment Agreement dated March 19, 2007.

10.2         Form of Warrant Amendment Agreement No. 2 dated March 19, 2007.

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

Dated: March 26, 2007	FERMAVIR PHARMACEUTICALS, INC.

	By:	/s/ Geoffrey W. Henson
Geoffrey W. Henson, Chief Executive Officer

	By:	/s/ Frederick Larcombe
Frederick Larcombe, Chief Financial Officer
(Principal Financial and Accounting Officer)