Form 10QSB/A
period 2007-01-31
FERMAVIR PHARMACEUTICALS, INC.
filed 2007-05-25
CIK 1283383

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

EXPLANATORY NOTE

This Amendment to Form 10-QSB includes restated unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2007 and for the period from inception (November 15, 2002) to January 31, 2007.  Such financial statements have been revised to a reduction of accounts payable and a reduction of research and development expenses of $242,460 during the three months ended January 31, 2007.  This Amendment speaks as of the original filing date of our Form 10-QSB and has not been updated to reflect events occurring subsequent to the original filing date except for Financial Statement Footnote 10, Subsequent Events.

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

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

FermaVir Pharmaceuticals, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	January 31,	April 30
	2007	2006
	(Unaudited)	(Note 2)
	(RESTATED)
Assets

Current assets:
Cash	$503,508	$127,121
Prepaid expenses	91,555	17,439
Total current assets	595,063	144,560

Property and equipment, net	14,599	22,490
Other assets	43,890	43,890

Total assets	$653,552	$210,940

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities - Accounts payable and accrued expenses	$202,287	$401,743

Non-current liabilities - Deferred rent	16,507	12,157

Total liabilities	218,794	413,900

Commitments

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	0	0
Common stock, $0.0001 par value, 100,000,000 shares authorized, 20,853,231 and 17,575,884 issued and outstanding at January 31, 2007 and April 30, 2006, respectively	2,085	1,757
Additional paid-in capital	11,307,135	5,685,785
Deferred stock-based compensation	0	(308,615)
Deficit accumulated during development stage	(10,874,462)	(5,581,887)
Total stockholders’ equity (deficiency)	434,758	(202,960)

Total liabilities and stockholders’ equity (deficiency)	$653,552	$210,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended		For the period November 15, 2002
	January 31		January 31		(Inception) to January
	2007	2006	2007	2006	31, 2007
	(RESTATED)		(RESTATED)		(RESTATED)
Revenues	$0	$0	$0	$0	$0

Operating expenses:

Research and development:
Non-cash charge for stock-based compensation	14,220	0	42,660	0	72,553
Other	272,506	263,410	547,190	554,682	1,400,954
Total research and development	286,726	263,410	589,850	554,682	1,473,507

Charge for acquired in-process research and development	0	0	0	2,695,054	2,713,996

General and administrative:
Non-cash charges for:
Fair value of common stock and warrants issued to a related party in satisfaction of a contractual obligation	2,055,570	0	2,055,570	0	2,055,570
Fair value of common stock and warrants issued to a related party in excess of net cash received	99,729	0	99,729	0	99,729
Warrants issued for services	0	1,081,230	0	1,085,093	1,086,546
Stock-based compensation	39,744	21,726	102,480	38,445	144,150
Other	98,962	243,428	560,977	429,614	1,277,371
Total general and administrative	2,294,005	1,346,384	2,818,756	1,553,152	4,663,366

Total operating expenses	2,580,731	1,609,794	3,408,606	4,802,888	8,850,869

Operating loss	(2,580,731)	(1,609,794)	(3,408,606)	(4,802,888)	(8,850,869)

Other income (expense):

Interest income	0	4,298	134	6,164	8,766
Interest expense	(1,645,218)	(143,883)	(1,884,103)	(148,256)	(2,032,359)
Total other expense	(1,645,218)	(139,585)	(1,883,969)	(142,092)	(2,023,593)

Net loss	$(4,225,949)	$(1,749,379)	$(5,292,575)	$(4,944,980)	$(10,874,462)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.10)	$(0.29)	$(0.12)

Weighted average shares of common stock outstanding:
Basic and diluted	19,181,700	17,466,688	18,116,455	41,404,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

								Deficit
							Deferred	Accumulated
					Additional		Stock-	During
	Preferred Stock		Common Stock		Paid-In	Subscription	Based	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Balance, November 15, 2002 (Inception)	0	$0	0	$0	$0	$0	$0	$0	$0

Issuance of common stock to founders for cash at $0.00003 per share			70,560,000	7,050	(5,050)	(2,000)			0

Balance, April 30, 2003	0	0	70,560,000	7,050	(5,050)	(2,000)	0	0	0

Payment of subscription receivable						2,000			2,000

Issuance of common stock for cash at $0.0014 per share			8,820,000	882	11,618				12,500

Net loss								(159)	(159)

Balance, April 30, 2004	0	0	79,380,000	7,932	6,568	0	0	(159)	14,341

Net loss								(24,117)	(24,117)

Balance, April 30, 2005	0	0	79,380,000	7,932	6,568	0	0	(24,276)	(9,776)

Acquisition of FermaVir Research, Inc:

Stock issued valued at $0.70 per share			1,829,000	183	1,280,117	(5,600)			1,274,700
Issuance of stock options to consultants					504,835				504,835
Issuance of stock options to employee					303,348		(303,348)		0

Issuance of common stock and warrants for cash at $0.75 per share net of expenses			3,863,527	386	2,864,431				2,864,817

Issuance of common stock and warrants in exchange for note payable with a fair value of $1.55 per share and $1.06 per warrant ($23,865)			150,000	15	256,350				256,365

Issuance of stock options to employee					64,348		(64,348)		0

Stock issued in connection with the exercise of warrants at $1.50			33,334	3	49,998				50,001

Redemption and retirement of stock at $0.011 per share			(67,679,977)	(6,762)	(743,238)				(750,000)

Issuance of warrants to consultants					1,086,546				1,086,546

Amortization of deferred stock-based compensation for employee and directors					12,482		59,081		71,563

Collection of subscription receivable						5,600			5,600

Net loss								(5,557,611)	(5,557,611)

Balance, April 30, 2006	0	0	17,575,884	1,757	5,685,785	0	(308,615)	(5,581,887)	(202,960)

Reclassification of deferred stock-based compensation upon adoption of SFAS 123R					(308,615)		308,615		0

Stock based compensation expense:
Employees					119,138				119,138
Directors					26,002				26,002

Common stock issued in connection with issuance of notes payable			40,625	5	27,931				27,936

Warrants issued in connection with issuance of notes payable					460,093				460,093

Adjustment of warrant terms					64,315				64,315

Issuance of common stock and warrants with a fair value of $1,765,265 ($1.95 per share common share and 325,695 warrants at $1.52 per warrant) in exchange for notes payable with face value and accrued interest totaling $488,541			651,389	65	1,765,199				1,765,264

Issuance of common stock and warrants with a fair value of $2,146,320 ($1.95 per share common share and 396,000 warrants at $1.52 per warrant) in exchange for a contractual obligation to a related party of $594,000			792,000	79	2,146,241				2,146,320

Issuance of common stock and warrants with a fair value of $8,908,977 ($1.69 per share common share and 4,186,666 warrants at $1.28 per warrant) in exchange for net cash proceeds of $1,221,500			1,793,333	179	1,321,046				1,321,225

Net loss (RESTATED)								(5,292,575)	(5,292,575)
Balance, January 31, 2007 (RESTATED)	0	$0	20,853,231	$2,085	$11,307,135	$0	$0	$(10,874,462)	$434,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended January 31		For the period November 15, 2002 (Inception) to January
	2007	2006	31, 2007
	(RESTATED)		(RESTATED)
Operating activities:

Net loss	$(5,292,575)	$(4,944,980)	$(10,874,462)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges for
Value of shares and warrants issued to a related party for services	503,250	0	503,250
Value of shares and warrants issued in excess of the contractual obligation to a related party	1,552,320	0	1,552,320
Value of shares and warrants issued in excess of the carrying amount of principal and interest of notes payable in connection with repayment of those notes	1,553,928	0	1,553,928
Value of shares and warrants issued in excess of consideration received from a related party	99,729	0	99,729
Value of shares and warrants issued in excess of the principal amount repaid in connection with a note due to related party	0	143,865	143,865
Write-off of acquired in-process research and development	0	2,695,054	2,713,996
Issuance of warrants for services	0	1,085,093	1,086,546
Charge for revision of warrant terms	64,315	0	64,315
Stock-based compensation	145,140	38,445	216,703
Depreciation	7,891	2,770	12,453
Accretion of debt discount to interest expense	82,988	0	82,988
Other non-cash interest expense	57,868	0	57,868
Write-off of unamortized debt discount to interest expense in connection with amendment of notes payable	125,009	0	125,009
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(74,116)	25,300	(39,285)
Increase in other assets	0	(43,890)	(43,890)
Increase (decrease) in accounts payable and accrued expenses	(108,706)	(176,937)	127,395
Increase in non-current liabilities	4,350	10,341	16,507

Net cash used in operating activities	(1,278,609)	(1,164,939)	(2,600,765)

Investing activities:

Purchase of property and equipment	0	(27,052)	(27,052)
Cash acquired in acquisition	0	27,156	27,156
Cash paid in connection with acquisition transaction costs	0	0	(145,025)

Net cash provided by (used in) investing activities	0	104	(144,921)

Financing activities:

Proceeds from issuance of notes payable net of expenses	433,500	0	433,500
Proceeds from sale of common stock net of expenses	1,221,496	2,864,817	4,150,814
Redemption of common stock	0	(400,000)	(400,000)
Repayment of notes payable to related party	0	(940,720)	(940,720)
Collection of subscription receivable	0	0	5,600

Net cash provided by financing activities	1,654,996	1,524,097	3,249,194

Net change in cash	376,387	359,262	503,508

Cash - Beginning of period	127,121	224	0

Cash - End of period	$503,508	$359,486	$503,508

Supplemental disclosure of non-cash investing and financing activities:

Issuance of notes payable:
Value attributed to common stock	$27,936	$0	$27,936
Value attributed to warrants	460,093	0	460,093
Issuance of equity instruments in connection with payment of notes payable:
Value attributed to common stock	1,270,208	0	1,270,208
Value attributed to warrants	495,056	0	495,056
Issuance of equity instruments in connection with payment of obligation to a related party:
Value attributed to common stock	1,544,400	0	1,544,400
Value attributed to warrants	601,920	0	601,920
Issuance of common stock in business combination	0	1,280,300	1,280,300
Assumption of consultants’ options in connection with business combination	0	504,835	504,835
Assumption of employee options in connection with business combination	0	303,348	303,348
Net liabilities assumed in business combination	0	785,992	785,992
Note payable issued in connection with redemption of shares	0	350,000	350,000
Shares and warrants issued in connection with repayment of note payable	0	112,500	112,500

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred losses totaling $10,874,462 from November 15, 2002 (Inception) to January 31, 2007 and has limited working capital.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

9)            Restatement of Prior Period Results

Due to an error consisting of an over accrual of research and development expenses, the Company has restated our financial statements for the quarter ended January 31, 2007. The following table set forth certain unaudited restated Consolidated Statement of Operations for the three and nine months ended January 31, 2007:

	Three Months Ended January 31, 2007			Nine Months Ended January 31, 2007
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Operating Expenses:
Research and development:
Other	$514,966	$242,460	$272,506	$789,650	$242,460	$547,190
Total research and development	529,186	242,460	286,726	832,310	242,460	589,850
Total operating expenses	2,823,191	242,460	2,580,731	3,651,066	242,460	3,408,606
Operating Loss	(2,823,191)	242,460	(2,580,731)	(3,651,066)	242,460	(3,408,606)
Net Loss	$(4,468,409)	$242,460	$(4,225,949)	$(5,535,035)	$242,460	$(5,292,575)

Net loss per common share:
Basic and diluted	$(0.23)	$(0.01)	$(0.22)	$(0.31)	$(0.02)	$(0.29)

	For the period November 15, 2002 (inception) to January 31, 2007
	As Reported	Adjustment	As Restated
Operating Expenses:
Research and development:
Other	$1,643,414	$242,460	$1,400,954
Total research and development	1,715,967	242,460	1,473,507
Total operating expenses	9,093,329	242,460	8,850,869
Operating Loss	(9,093,329)	242,460	(8,850,869)
Net Loss	$(11,116,922)	$242,460	$(10,874,462)

10)          Subsequent Event

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

On March 19, 2007, the Company entered into an amendment with the holders of the warrants that were modified on November 15, 2006 in connection with the Conversion Agreements previously discussed.  Under that amendment, the holders agreed to waive the full ratchet anti-dilution provisions and registration rights provisions in such warrants in exchange for reducing the exercise price of the warrants from $1.00 per share to $0.275 per share and increasing the number of shares issuable pursuant to such warrants from an aggregate 1,505,445 to 6,021,780.  Additionally on March 19, 2007, the Company entered into an amendment to the warrants issued to the investors in the private placement conducted by the Company in December 2006 and January 2007.  In exchange for waiving the full ratchet anti dilution provisions in such warrants, the exercise price of the warrants was reduced from $1.00 per share to $0.525 per share.  The fair value of these amended warrants in excess of all amounts previously attributed to such warrants has been accounted for during the quarter ended April 30, 2007 as an increase to additional paid in capital with a corresponding charge to expense.

On April 9, 2007, the Company entered into a definitive Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Inhibitex, Inc. (“Inhibitex”).  Under the terms of the agreement, each of the approximately 20.8 million outstanding shares of the Company’s common stock will be exchanged for 0.55 shares of Inhibitex common stock.  Immediately following the transaction, the Company’s shareholders are expected to own approximately 27% of the combined entity.  Inhibitex will also assume up to 13.9 million of outstanding FermaVir options and warrants at the same exchange ratio.  Completion of the transaction is subject to the approval of Inhibitex and FermaVir shareholders, required regulatory approvals, and certain other conditions as set forth in the definitive agreement.

In connection with this transaction, Inhibitex agreed to purchase up to $1,500,000 in senior secured promissory notes issued by the Company (the “Notes”) through August 2007.  As of the date of this document, Inhibitex has purchased $750,000 in Notes.  The Notes bear interest at 12% per annum and are due upon the earlier of December 31, 2007 or the termination of the Merger Agreement.  The Company must comply with certain covenants with respect to the operation of its business so long as any amounts due under the Notes are outstanding, which include a prohibition on incurring additional debt or liens without the consent of the holders of the Notes.

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

Overview

Since inception on November 15, 2002 through January 31, 2007, we have sustained cumulative net losses of $10,874,462.  Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses.  From inception through January 31, 2007, we have not generated any revenue from operations.  We expect to incur additional losses to perform further research and development activities.  We do not currently have any commercial products and we do not expect to have any for the foreseeable future.  Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete.  The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs.  Net cash inflows from any products developed may take several years to achieve.

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

Research and development expense for the three months ended January 31, 2007 was $286,726 as compared to $263,410 for the comparable period in 2006.  This increase is due to the increased levels of performance of preclinical studies for development of a treatment for shingles during the current period.

General and administrative expense for the three months ended January 31, 2007 was $2,294,005 as compared to $1,346,384 for the comparable period in 2006.  This increase is primarily due to an increase of $974,340 in the value of warrants issued for services, an increase of $99,729 related to the sale of common stock & warrants below market value to a related party, and a decrease of $144,466 related to cost containment efforts in the areas of payroll and benefits, marketing expenses, legal and accounting fees, occupancy expenses, directors’ fees, and general operating expenses.

Other expense for the three months ended January 31, 2007 was $1,645,218 as compared to $139,585 for the comparable period in 2006.  This increase is primarily attributable to an increase of $1,501,335 related to financing costs for notes payable issued and subsequently converted to equity during the current period.

Net loss for the three months ended January 31, 2007 was $4,225,949 as compared to a net loss of $1,749,379 for the comparable period in 2006.  This increase in net loss is attributable to the net effect of a increase in research and development expenses of $23,316, an increase in general and administrative expenses of $947,621, and an increase in other expense of $1,505,633 as described in the preceding paragraphs.

Nine Months Ended January 31, 2007 Compared To The Nine Months Ended January 31, 2006

During the nine months ended January 31, 2007 and 2006, we had no revenue.  We do not expect to have revenues relating to our product candidates in development for several years, if at all.

Research and development expense for the nine months ended January 31, 2007 was $589,850 as compared to $554,682 for the comparable period in 2006.  This decrease is due to the contraction of operating activities due to financial constraints.

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

Net loss for the nine months ended January 31, 2007 was $5,292,575 as compared to a net loss of $4,944,980 for the comparable period in 2006.  This increase in net loss is attributable to the net effect of an increase in research and development expenses of $35,186, the absence of a charge for acquired in-process research and development of $2,695,054, an increase in general and administrative expenses of $1,265,604, and an increase in other expense of $1,741,877 as described in the preceding paragraphs.

Liquidity and Capital Resources

Our cash position was $503,508 as of January 31, 2007 compared to $127,121 as of April 30, 2006.  The net decrease during that period is attributable to proceeds of $1,654,996 from the issuance of notes payable and common stock and warrants net of operating disbursements of $1,278,609.

Our current liabilities totaled $202,287 as of January 31, 2007 compared to $401,743 as of April 30, 2006.  These amounts reflect a decrease in activity based on financial constraints.

We had a working capital surplus of $392,776 as of January 31, 2007 compared to a working capital deficit of $257,183 as of April 30, 2006.  The improvement during that period is attributable to financing activity.

From November 15, 2002 (Inception) to January 31, 2007, our operations have been financed through private placements of common stock and warrants and the issuances of notes payable and we have incurred a deficit during the development stage of $10,874,462.  This loss was incurred through a combination of research and development activities, expenses supporting those activities, and a charge to expense for acquired in process research and development.  We expect to continue to incur additional losses and negative cash flows from operating activities for the foreseeable future.

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

On April 9, 2007, the Company entered into a definitive Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Inhibitex, Inc. (“Inhibitex”).  Under the terms of the agreement, each of the approximately 20.8 million outstanding shares of the Company’s common stock will be exchanged for 0.55 shares of Inhibitex common stock.  Immediately following the transaction, the Company’s shareholders are expected to own approximately 27% of the combined entity.  Inhibitex will also assume up to 13.9 million of outstanding FermaVir options and warrants at the same exchange ratio.  Completion of the transaction is subject to the approval of Inhibitex and FermaVir shareholders, required regulatory approvals, and certain other conditions as set forth in the definitive agreement.

In connection with this transaction, Inhibitex agreed to purchase up to $1,500,000 in senior secured promissory notes issued by the Company (the “Notes”) through August 2007.  As of the date of this document, Inhibitex has purchased $750,000 in Notes.  The Notes bear interest at 12% per annum and are due upon the earlier of December 31, 2007 or the termination of the Merger Agreement.  The Company must comply with certain covenants with respect to the operation of its business so long as any amounts due under the Notes are outstanding, which include a prohibition on incurring additional debt or liens without the consent of the holders of the Notes.

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

5)                                      Restatement of research and development expense

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

Item 6:                                  Exhibits

10.1	Form of Warrant Amendment Agreement dated March 19, 2007.*

10.2	Form of Warrant Amendment Agreement No. 2 dated March 19, 2007.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Previously Filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 25, 2007	FERMAVIR PHARMACEUTICALS, INC.

	By:	/s/ Geoffrey W. Henson
Geoffrey W. Henson, Chief Executive Officer

	By:	/s/ Frederick Larcombe
Frederick Larcombe, Chief Financial Officer
(Principal Financial and Accounting Officer)