Form 10KSB
period 2007-04-30
FERMAVIR PHARMACEUTICALS, INC.
filed 2007-08-03
CIK 1283383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007	Commission File Number 333-116480

FERMAVIR PHARMACEUTICALS, INC.
(Name of small business issuer in its charter)

Florida	16-1639902
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

420 Lexington Avenue, Suite 445
New York, New York 10170
(Address of principal executive offices)

Issuer’s telephone number, including area code:  (212) 413-0802

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

11,764,384 shares of $0.0001 par value common stock at $1.05 per share as of July 9, 2007 for a market value of $12,352,603. Shares of common stock held by any executive officer or director of the issuer and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date:

20,853,231 shares of common stock, $0.0001 par value as of July 27, 2007.

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

ITEM 1.   DESCRIPTION OF BUSINESS.

We are a development stage biotechnology company, that has licensed patents for a series of compounds for the treatment of viral diseases including compounds for the treatment of varicella zoster virus (‘VZV”), the causative agent for shingles and chickenpox and human cytomegalovirus (“CMV”), a member of the herpes virus group which includes the viruses that cause chicken pox, mononucleosis, herpes labialis (cold sores) and genitalis (genital herpes). We have performed preclinical studies on a series of our compounds and have selected a prodrug of CF-1743, FV-100 for development for the treatment of shingles. Our clinical candidate is currently undergoing extensive preclinical testing. We are contracting and supervising the manufacturing, pharmacology and safety studies of our clinical candidate in order to file an Investigational New Drug Application (IND) with the Food and Drug Administration (FDA). Upon acceptance of the IND, we intend to commence Pharmacokinetic and Phase I safety studies of our clinical candidate for the treatment of shingles in humans.  We intend to file an IND for our clinical candidate, FV-100, for the treatment of shingles in humans by the end of the third quarter of calendar year 2007. In addition, we intend to identify a clinical candidate for the treatment of CMV infections in transplant patients from our proprietary anti-viral compounds.

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

Any operating plans for future development of our business, beyond our immediate intention to continue to pursue the filing of our IND discussed above, will be determined in collaboration with, and necessarily subject to the outcome of our pending merger.

Pending Merger

On April 9, 2007, we entered into a definitive Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Inhibitex, Inc. (“Inhibitex”) (the “Merger”). As a result of the Merger, we will become a wholly-owned subsidiary of Inhibitex and each outstanding share of our common stock will be converted into the right to receive 0.55 of one share of Inhibitex common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, Inhibitex will issue, and our stockholders will receive in a tax-free exchange, shares of Inhibitex common stock such that our stockholders will own approximately 27% of the combined company on a pro forma basis and Inhibitex stockholders will continue to own approximately 73%.

In accordance with the terms of the Merger Agreement, two Voting Agreements were entered into as of April 9, 2007: one between Inhibitex and certain of our stockholders of our who hold in the aggregate approximately 32% of the outstanding voting stock of FermaVir, and one between us and certain stockholders of Inhibitex who hold in the aggregate approximately 34% of the outstanding voting stock of Inhibitex. The Voting Agreements place certain restrictions on the transfer of the shares of Inhibitex and FermaVir held by the respective signatory stockholders and effect covenants on the voting of such shares in favor of approving the issuance of shares by Inhibitex or the Merger, as the case may be, and against any actions that could adversely affect consummation of the Merger.

In connection with the Merger, certain holders of warrants to purchase an aggregate 8,403,782 shares of our common stock agreed in a Warrant Standstill Agreement dated April 3, 2007 to not exercise such warrants from the date of the Merger Agreement until the completion of the transactions contemplated under the Merger Agreement.

On April 9, 2007, in connection with the Merger, we amended outstanding stock options to acquire an aggregate 378,000 shares of our common stock held by all of our current directors, except the CEO. Such stock options shall be 100% vested as of the date of the Merger Agreement and the exercise period of such options have been modified to state that the exercise period shall expire upon the earlier of (i) three (3) years following the Effective Time of the Merger and (ii) September 24, 2015; provided that the exercise period with respect to options held by a Director and the Chairman were modified to state that the exercise period shall expire upon the earlier of  (i) three (3) years after their service to Inhibitex terminates and (ii) September 24, 2015. In addition, the Director and the Chairman have agreed to waive any stock options to which they would be entitled as directors of Inhibitex.

In connection with the Merger, we and Inhibitex entered into a Note Purchase Agreement dated April 9, 2007 pursuant to which Inhibitex has agreed to purchase from us senior secured promissory notes (the “Notes”) in the aggregate principal amount of up to $1,500,000. The Notes shall be sold by us and purchased by Inhibitex initially on April 16, 2007 in the aggregate principal amount of $750,000 in Notes, an additional aggregate principal amount of $500,000 in Notes on July 9, 2007 and a final additional aggregate amount of $250,000 in Notes on August 9, 2007. As of July 30, 2007 we had sold and Inhibitex had purchased $1,250,000 of such Notes.

The Notes bear interest at 12% per annum and are due upon the earliest to occur of (a) December 31, 2007, (b) ninety (90) days after the termination of the Merger Agreement by Inhibitex pursuant to certain termination provisions in the Merger Agreement, (c) one hundred twenty (120) days after the termination of the Merger Agreement by us pursuant to certain termination provisions in the Merger Agreement and (d) the consummation of an Acquisition Proposal (as defined in the Merger Agreement) other than the one contemplated by the Merger Agreement after termination of the Merger Agreement by Inhibitex pursuant to the Merger Agreement. We must comply with certain covenants with respect to the operation of our business so long as any amounts due under the Notes are outstanding, which include a prohibition on incurring additional debt or liens without the consent of the holders of the Notes. The payment obligations under the Notes accelerate if payments under the Notes are not made when due or upon the occurrence of other defaults described in the Note Purchase Agreement. We may redeem the outstanding Notes at our option at any time in an amount equal to 100% of the principal amount of the Notes to be redeemed plus accrued but unpaid interest.

In reaching its decision to adopt and approve the Merger Agreement and recommend approval and adoption of the Merger Agreement to our stockholders, our Board of Directors consulted with our management, as well as with our legal advisors, and considered a number of factors, including the following factors which the our Board of Directors viewed as generally supporting its decision to approve the Merger and the Merger agreement and recommend that our stockholders vote “FOR” approval and adoption of the Merger Agreement for the following reasons:

•       the combined company being appropriately capitalized to further develop our drug development programs and acquire other drug development programs;

•       the potential to accelerate the development of our drug development programs;

•       synergies associated with combining the skills and capabilities of the two companies;

•       the experienced scientific team of Inhibitex;

•       an assessment of other merger and acquisition opportunities; and

•       an assessment of other available financing opportunities.

In the course of its consideration of the Merger, our Board of Directors reviewed with our management and our legal advisors a number of additional factors relative to the Merger, including the following:

•       the strategic and financial alternatives available to us, including the business, financial and execution risks of remaining independent, continuing as a stand-alone entity, seeking to acquire another company, seeking to engage in one or more joint ventures, seeking to engage in a combination with a company other than Inhibitex, or seeking to complete a public offering or private placement of FermaVir common stock;

•       the results of our due diligence investigation of Inhibitex;

•       historical and current information concerning our and Inhibitex’s respective businesses, financial performance and condition, operations, management, competitive positions, and prospects, both before and after giving effect to the Merger;

•       that, by combining operations, the combined company will likely have enhanced liquidity and access to capital markets; and

•       the qualification of the Merger as a tax-free transaction for United States federal income tax purposes.

If the Merger is successfully completed, holders of our common stock will become holders of Inhibitex common stock. Inhibitex’s results of operations, as well as the price of our common stock, may be affected by factors different than those affecting our results of operations and the price of its common stock before the Merger.

While the Merger Agreement is in effect, we are prohibited from soliciting or encouraging an “acquisition proposal” as that term is defined in the Merger Agreement. Consequently, it would be difficult for us to obtain a higher price for our common stock.

The obligations of Inhibitex and us to effect the Merger are subject to a number of conditions, including approval by our and Inhibitex stockholders, and the Merger may not occur. If the Merger is not consummated for any reason, we may be subject to a number of material risks, including the following:

•       We may be required, under certain circumstances, to pay Inhibitex a termination fee of $900,000, plus out-of-pocket expenses associated with the Merger;

•       The price of our common stock may decline, to the extent that the relevant current market price reflects a market assumption that the Merger will be completed;

•       The costs related to the Merger must be paid even if the Merger is not completed;

•       We would be required to repay up to $1,500,000 in principal amount of 12% Senior Secured Promissory Notes to Inhibitex; and

•       Since the indebtedness represented by such notes is secured, failure to repay the indebtedness could result in the loss of our intellectual property.

If the Merger is not consummated, we will not have sufficient working capital to meet our operating, investing and financing requirements for the next year, and we will need to reevaluate our current plans and business operations and substantially reduce our operating expenses, raise additional capital or take other actions in order to continue as an independent company.

The Technology

Professor Chris McGuigan and Professor Erik DeClercq, each being directors of our company, and Professor Jan Balzarini, a consultant to our company, have discovered a new family of anti-viral compounds. These compounds are very potent and selective inhibitors of VZV. The most potent compound, CF-1743, blocks the infection of human cells by VZV at concentrations below one (1) nanomolar. This potency is 10,000 times more than that of acyclovir, the current drug of choice for the treatment of shingles. These compounds are also extremely selective for VZV, exceeding that of any agent in the anti-herpes field of compounds. Most other compounds discovered to date with activity against VZV including acyclovir show activity against other members of the herpes virus family. Other Compounds of this series, which includes CF-1743, do not show any activity against other members of the herpes virus family or any other viruses tested.

Minimal toxicity in pilot studies had suggested that these compounds will have low toxicity in animals and humans. Pilot toxicity studies showed no dose limiting toxicity in multiple dose studies up to the highest levels required for testing by the FDA. Several of the compounds including CF-1743, have shown good pharmacokinetics when mice were dosed orally. This data suggested that the biological half-life is likely to be longer than acyclovir, giving rise to the prospect of a once-a-day oral dosage. Pharmacokinetic studies of CF-1743 in rats have showed that significant levels of drug could be maintained for over eight and up to twenty-four hours after oral dosing. These compounds are also extremely lipid soluble with likely good membrane and blood brain barrier permeation properties. Studies with CF-1743 have shown good penetration of the skin by CF-1743 when applied in a cream to the skin. Levels of CF-1743 were 2,000 times the EC50 (the amount of CF-1743 needed to inhibit 50% of VZV infection when tested in vitro in tissue culture) and 45 times the EC50 in the epidermis and dermis respectively when applied to the skin. We believe CF-1743 to have the ability to penetrate into the site of the reactivated VZV virus in shingles, which would be very advantageous. Studies have also shown faster uptake to produce an antiviral effect in cells for CF-1743 than for acyclovir. An EC50 for acyclovir cannot be measured for over 24 hours after dosing of cells but CF-1743 has a measurable EC50 after only two hours of dosing of the cells. Synthetic scale-up has produced batches of CF-1743 up to 6 Kilograms for use in the preclinical studies.

Prodrugs of CF-1743 have shown enhanced pharmacokinetic properties in mice. The prodrug of CF-1743, FV-100, has been designated the clinical candidate for shingles. Preclinical studies have almost been completed to file an IND for FV-100. The initial study will be a single dose study in human volunteers. Analytical methods have been developed for purity as well as for the pharmacokinetic studies which have been completed and those that are ongoing. The batches of  CF-1743 produced will be used in the manufacturing of FV-100. Recent preclinical studies with FV-100 have confirmed our previous oral bioavailability data in two more models. The pharmacokinetic studies in both rat and dog continue to suggest the possibility of single daily doses of FV-100.

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

Shingles

Shingles is caused by reactivation of the VZV, the same virus that causes chickenpox. Infection causes numbness, itching or severe pain followed by clusters of blister-like lesions in a strip-like pattern on one side of the body. The pain can persist for weeks, months or years after the rash heals and is then known as post-herpetic neuralgia (PHN). The risk of developing PHN is directly related to the patient’s age when shingles appears. It affects approximately 25% of shingles patients over 60 and can be extremely debilitating. In addition to PHN, complications affecting vision and/or hearing are possible if shingles appears on the face. For instance, if shingles affects the eye (ophthalmic shingles), the cornea can become infected, resulting in temporary or permanent blindness. In patients with severely weakened immunities, the shingles virus can also spread to internal organs, infecting the lungs, central nervous system and brain. However debilitating it might be, shingles is rarely fatal, except in patients with severely weakened immunities. Approximately 10-20% of the United States population and 50% of people living beyond 80-85, will have one or more episodes of shingles in their lifetime. The incidence of shingles is almost 65% higher than it was 40 years ago. People with impaired immunities (AIDS or cancer patients or transplant patients) are particularly prone to shingles.

Everyone who has chickenpox is at risk for shingles. It is most common among people over the age of 50, but can develop at any age. The risk of developing shingles is greater among individuals who have conditions or are undergoing medical treatments that weaken their immune systems. These include HIV infection; chemotherapy or radiation therapy; corticosteroids; transplant operations and possibly stress. Typically, the older the person, the more severe and long lasting a shingles attack is likely to be. More than 1.3 million people in the US alone are afflicted with shingles yearly.

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

Similarities in the epidemiology of VZV across Europe and in the United States have stimulated a reassessment of European vaccination policies. However, Finland is the only European country to date that has adopted a universal childhood vaccination policy—recent recommendations state that all children over 12 months of age and adolescents with no history of varicella should be immunized. The World Health Organization and European Action Group are in agreement that the positive results of extensive safety, efficacy and cost-effectiveness studies warrant the introduction of the varicella vaccine into the childhood vaccination programs of countries where greater than 90% coverage can be guaranteed and where resource allocation can be justified on public health grounds.

Shingles Vaccine.   Merck & Co., Inc. has recently received approval for the vaccine Zostavax for shingles. This approval is for vaccination of elderly patients (over 60 years of age). The vaccine can reduce incidence of shingles by approximately 50%. We are not aware of any vaccine under development for the prevention of shingles in younger patients who have had chickenpox.

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

While intravenous (“IV”) therapy may be feasible during VZV outbreaks among immuno-compromised patients, it is scarcely practical to use it on a mass basis to treat cases of chickenpox in the general population. Concern has also been expressed that the use of oral acyclovir on a community-wide level could facilitate the rise of viral resistance, which would render the drug less useful in immuno-compromised patients.

Current Treatment of Shingles.   Acyclovir, Valacyclovir (ValACV), a prodrug of acyclovir, and Famciclovir (FCV), a prodrug of penciclovir are all used for shingles. ValACV and FCV are becoming established as the treatments of choice for herpes zoster because of their slightly more convenient dosing for elderly patients. Early treatment within 48-72 hours of the appearance of the rash can lessen the duration of shingles and lower the risk of PHN. Both drugs are generally well tolerated. Another drug, Brivudin (BVDU) was launched by Menarini as Zostex®(1) in Europe in 2000/01. BVDU, considerably more potent than acyclovir or penciclovir as an anti-VZV agent, was seen as an important alternative for the treatment of VZV infections but is unlikely to gain approval in the United States because of its (perceived) poor safety profile.

Cytomegalovirus

Human cytomegalovirus, or HCMV, is a member of the herpes virus group which includes the viruses that cause chicken pox, mononucleosis, herpes labialis (cold sores) and genitalis (genital herpes). Like other herpes viruses, HCMV has the ability to remain dormant in the body for long periods of time. Human CMV infection rates average between 50% and 85% of adults in the United States by 40 years of age. In most individuals with intact immune systems, HCMV causes little to no apparent illness. However, in immunocompromised individuals, CMV can lead to serious disease or death. Before the availability of potent anti-HIV therapy, CMV associated retinitis was commonly seen in patients with HIV/AIDS. Currently, patients who are immunosuppressed following hematopoietic stem cell (e.g., bone marrow) or solid organ transplantation remain at high risk of CMV infection. In these patients, CMV can lead to severe conditions such as pneumonitis or hepatitis, or to complications such as acute or chronic rejection of a transplanted organ.

Product Pipeline

There remains a need in the market for potent and selective agents such as the compounds being developed by us. We believe that the properties of these compounds will allow less frequent oral dosing than the current drugs on the market with a good safety profile (similar or better than acyclovir, Famvir®(2), or Valtrex®(3). The properties of our compounds also suggest that formulations can be developed for topical or ocular delivery. We believe that a compound can be developed for several indications:

•       Oral drug to replace acyclovir, Famvir® and Valtrex® in shingles patients to ameliorate acute symptoms and reduce incidence of PHN and other complications;

•       Oral drug to replace penciclovir (IV) and Famvir® used for immuno-compromised patients to reduce mortality and morbidity;

•       Oral drug to replace acyclovir (IV) used for immuno-compromised patients with chickenpox to reduce mortality and morbidity (e.g. renal transplantation, cancer such as leukemia, HIV); and

•       Oral drug to ameliorate acute symptoms and reduce incidence of complications in adults and older adolescents.

Due to the aging population, the incidence of shingles is increasing. In addition, increasing use of immunosuppressive agents in transplant patients, as well as increased numbers of immunosuppressed patients from cancer therapy will increase the population at risk for shingles as well as chickenpox. While the vaccines may decrease the infection rate and the incidence of shingles in the future, the population which will most likely develop shingles over the next twenty years is already infected. As typically occurs with any vaccine, a shingles vaccine may not be accepted and used by the potential pool of future patients. We believe that we will be able to capture a significant portion of the VZV treatment market if the compounds under development are able to show improved dosing, efficacy and safety as compared to currently approved drugs.

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

We believe that our anti-CMV compounds have properties which have the potential to improve the therapy of CMV. Early research results suggest that the compounds have a novel mechanism of action and good physical properties. Further synthesis and research in collaboration with the Welsh School of Pharmacy in Cardiff and the Rega Institute is ongoing on new compounds. The research programs goal is to select a lead compound by the end of calendar 2007.

(1)          Zostex® is a registered trademark of Menarini.

(2)          Famvir® is a registered trademark of Novartis Corporation.

(3)          Valtrex® is a registered trademark of GlaxoSmithKline plc.

Business Strategy

We have performed preclinical studies with three specific compounds and have selected FV-100, a prodrug of CF-1743, for development for the treatment of shingles. We are contracting and supervising the pharmacology and safety studies of FV-100, in order to file an Investigational New Drug Application (IND) with the Food and Drug Administration (FDA). We have submitted pre-IND filings with the FDA for both CF-1743 and FV-100 and have received advice on our preclinical and early stage clinical plans. We are using this advice for filing an IND for FV-100. Upon acceptance of the IND, we intend to commence Pharmacokinetic and Phase I safety studies of the clinical candidate in humans.

Intellectual Property

We believe that patent protection and trade secret protection is important to our business and that our future will depend, in part, on our ability to maintain our technology licenses, maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We currently have received two issued United States patents and nine non-United States patents describing compounds, compositions and methods for treating viral disease. We have two pending United States patent applications describing compounds, compositions and methods of treating and preventing viral disease. We also have filed related patent applications under the Patent Cooperation Treaty (PCT) as well as other non-United States national and/or regional patent applications. These patent applications describe compounds and methods for treating viral disease . We intend to seek patent protection on these inventions in countries having significant market potential around the world on the basis of its PCT and related foreign filings. We also filed a new patent on our compounds for shingles in May of 2006 which is now being prosecuted worldwide.

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

The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products competitive with those being developed by us. Therefore, our product candidates may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future. Furthermore, to the extent that we or our consultants use intellectual property owned by others in work performed for us, disputes may also arise as to the rights in such intellectual property or in related or resulting know-how and inventions. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. A license required under any such patents or proprietary rights may not be available to us, or may not be available on acceptable terms. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that we are prevented from the development, manufacture or sale of products requiring such licenses. In addition, we could incur substantial costs in defending ourselves in legal proceedings instituted before the United States Patent and Trademark Office or in a suit brought against us by a private party based on such patents or proprietary rights, or in a suit by us asserting our patent or proprietary rights against another party, even if the outcome is not adverse to us.

License Agreement

On February 2, 2005, we entered into a Patent and Technology License Agreement (the “License Agreement”) with University College Cardiff Consultants Limited (“Cardiff”), an affiliate of Cardiff University located in the United Kingdom, for a series of pharmaceutical compounds for the treatment of viral diseases.

Under the terms of this License Agreement, we, through our wholly owned subsidiary, have the exclusive, worldwide rights to research, develop, and commercially exploit such technology during the period of existing patent protection which extends from fifteen to twenty years in targeted markets in North America, Western European nations, Japan, Australia, and New Zealand and any new related patents. Remaining obligations under this License Agreement consist of milestone payments aggregating $550,000 during the clinical trial phase of development for each product, and royalty payments based upon net sales of such products as defined in the Agreement. Additionally, we are obligated to make, and have made, good faith expenditures of at least $2,000,000 for the clinical development of at least one pharmaceutical compound during the initial three years of the License Agreement. As of April 30, 2007, no milestone payments were due to Cardiff due to having not yet achieved certain regulatory submissions and approvals.

FermaVir Research, Inc. our wholly owned subsidiary paid a license fee of $270,000 upon entering into the License Agreement, prior to our acquisition of FermaVir Research, Inc.

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

•       conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the drug product candidate for the intended use, typically in the following three sequential or slightly overlapping stages:

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

This process can take a number of years and typically requires substantial financial resources. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and all clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, drug supply, or financial support, or because of unforeseen adverse effects. The FDA has issued regulations intended to accelerate the approval process for the development, evaluation and marketing of new therapeutic products intended to treat life-threatening or severely debilitating diseases, especially where no alternative therapies exist. If applicable, these provisions may shorten the traditional product development process in the United States. Similarly, products that represent a substantial improvement over existing therapies may be eligible for priority review with a target review and approval time of six months. Nonetheless, even if a product is eligible for these programs, or for priority review, approval may be denied or delayed by FDA or additional trials may be required. As a condition of approval, the FDA also can require further testing of the product and monitoring of the effect of commercialized products, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Upon approval, a drug product may be marketed only in those dosage forms and for those indications approved in the New Drug Application, although information may be distributed about off-label indications in certain circumstances and physicians are permitted to prescribe drugs for such off-label uses.

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

The Federal Food, Drug, and Cosmetic Act also mandate that drug products be manufactured consistent with current Good Manufacturing Practices. In complying with the FDA’s regulations on current Good Manufacturing Practices, manufacturers must continue to spend time, money and effort in production, recordkeeping, quality control, and auditing to ensure that the marketed product meets applicable specifications and other requirements. The FDA periodically inspects drug product manufacturing facilities to ensure compliance with current Good Manufacturing Practices. Failure to comply subjects the manufacturer to possible FDA action, such as warning letters, suspension of manufacturing, seizure of the product, voluntary recall of a product or injunctive action, as well as possible civil penalties. We currently rely on, and intend to continue to rely on, third parties to manufacture its compounds and products. Such third parties will be required to comply with current Good Manufacturing Practices.

Even after FDA approval has been obtained, and often as a condition to expedited approval, further studies, including post-marketing studies, may be required. Results of post-marketing studies may limit or expand the further marketing of the products. If we propose any modifications to a product, including changes in indication, manufacturing process, manufacturing facility or labeling, we may need to submit a New Drug Application supplement to the FDA.

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

We anticipate that Congress, state legislatures and the private sector will continue to review and assess controls on health care spending. Any such proposed or actual changes could cause us to limit or eliminate spending on development projects. We cannot predict the likelihood, nature, or extent of adverse governmental regulation that might result from future legislative or administrative action, either in the United States or abroad. Additionally, in both domestic and foreign markets, sales of our proposed products will depend, in part, upon the availability of reimbursement from third-party payers, such as government health administration authorities, managed care providers, private health insurers and other organizations. Significant uncertainty often exists as to the reimbursement status of newly approved health care products. In addition, third-party payers are increasingly challenging the price and cost effectiveness of medical products and services. There can be no assurance that our proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize an appropriate return on its investment in product research and development.

Competition

The biopharmaceutical and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and biotechnology companies, most of which have financial, technical and marketing resources significantly greater than our resources. Currently, chicken pox patients are most likely to be treated with acyclovir which is manufactured as a generic and as a branded drug called Zovirax by GlaxoSmithKline (GSK). Acyclovir, valacyclovir and famciclovir are all used for the treatment of shingles. Merck & Co., Inc. has recently received approval for the vaccine Zostavax for shingles. This approval is for vaccination of elderly patients (over 60 years of age). The vaccine can reduce incidence of shingles by approximately 50%. Valacyclovir is marketed by GSK as Valtrex and famciclovir is marketed by Novartis as Famvir. Stem cell and solid organ transplant patients at risk for CMV or with active CMV disease are most likely to receive ganciclovir or valganciclovir, each of which were developed and are marketed by F. Hoffman-La Roche. Foscarnet from AstraZeneca and cidofvir from Gilead Sciences may also be used to treat active CMV infections in certain patient populations such as neutropenic patients, patients with ganciclovir-resistant CMV infection, or patients for whom ganciclovir is otherwise contraindicated. In addition, ViroPharma Incorporated is developing Maribavir for the treatment of CMV in transplant patients. Developments by these or other entities may render our products under development non-competitive or obsolete. Our ability to compete successfully will be based on our ability to:

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

Research and Development

Research and development costs for the fiscal years ended April 30, 2007 and 2006 were $1,198,477 and $883,657, respectively.

Employees

As of April 30, 2007, we had 1 full time and 2 part time employees. We believe our employee relations are satisfactory.

Available Information

We were incorporated in Florida in 2002 and our principal offices are at 420 Lexington Ave, Suite 445, New York, NY  10170.

We maintain a site on the World Wide Web at http://www.fermavir.com/; however, information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings, including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-KSB and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you can obtain copies of these reports by contacting FermaVir’s investor relations department at (212) 413-0802. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room located in Room 1580, 100 F Street, NE, Washington, D.C. 20549-0102. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at their web-site (http://www.sec.gov).

In addition, Inhibitex filed a registration statement on Form S-4 on June 6, 2007 pursuant to a Merger Agreement we entered into with Inhibitex that contains a prospectus and a joint proxy statement. Investors and security holders of Inhibitex and FermaVir are urged to read these materials when they become available because they will contain important information about Inhibitex, FermaVir and the Merger. These materials may be obtained in the same manner as our other filings, as described above.

ITEM 2.                DESCRIPTION OF PROPERTY.

On July 1, 2005, we entered into a seven year lease for our corporate headquarters in New York, New York commencing September 1, 2005 with an approximate rent of $90,000 annually, subject to period escalation adjustments, through August 2012. We believe that this facility is adequate for our anticipated level of activity.

ITEM 3.                LEGAL PROCEEDINGS.

On February 5, 2007, we commenced litigation against Trilogy Capital Partners, Inc. (“Trilogy”) and MBA Holdings LLC (“MBA”) in Supreme Court of the State of New York, County of New York alleging that Trilogy breached its Letter of Engagement with us dated December 12, 2005. MBA Holdings LLC has been named as a defendant since certain of the warrants issued to Trilogy in connection with the Letter of Engagement were assigned to MBA Holdings LLC. We are seeking to recover approximately $38,000 from Trilogy which represents the amount paid to Trilogy by us plus an unspecified amount of damages caused by the breach of contract. On May 7, 2007, Trilogy filed a motion to dismiss the complaint on procedural grounds.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “FMVR.OB” since August 24, 2005. Prior to such date, our common stock was quoted on the OTC Bulletin Board under the symbol “VSBS.OB” but never traded. The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

	High	Low
Fiscal 2007
Fourth Quarter	$1.93	$1.33
Third Quarter	$1.95	$0.71
Second Quarter	$2.30	$0.75
First Quarter	$1.75	$1.02
Fiscal 2006
Fourth Quarter	$2.00	$1.01
Third Quarter	$2.00	$1.05
Second Quarter (8/24/05 to 10/31/05)	$1.75	$0.22

Number of Stockholders

As of July 27, 2007 there were 71 holders of record of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of April 30, 2007.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders (Options)	2,411,000	$1.03	5,089,000
Equity Compensation Plans Not Approved by Stockholders (Warrants)	10,776,477	$0.45	0
Total	13,187,477	$0.55	5,089,000

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

Overview

Since inception on November 15, 2002 through April 30, 2007, we have sustained cumulative net losses of $17,918,771. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through April 30, 2007, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial products and we do not expect to have any for the foreseeable future. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve.

Plan of Operation

We are a development stage biotechnology company, that has licensed patents for a series of compounds for the treatment of viral diseases including compounds for the treatment of  varicella zoster virus (“VZV”), the causative agent for shingles and chickenpox and and human cytomegalovirus (“CMV”), a member of the herpes virus group which includes the viruses that cause chicken pox, mononucleosis, herpes labialis (cold sores) and genitalis (genital herpes). We have performed preclinical studies on a series of our compounds and have selected a prodrug of CF-1743, FV-100 for development for the treatment of shingles. Our clinical candidate is currently undergoing extensive preclinical testing. We are contracting and supervising the manufacturing, pharmacology and safety studies of our clinical candidate in order to file an Investigational New Drug Application (IND) with the Food and Drug Administration (FDA). Upon acceptance of the IND, we intend to commence Pharmacokinetic and Phase I safety studies of our clinical candidate for the treatment of shingles in humans.  We intend to file an IND for our clinical candidate, FV-100, for the treatment of shingles in humans by the end of the third quarter of calendar year 2007. In addition, we intend to identify a clinical candidate for the treatment of CMV infections in transplant patients from our proprietary anti-viral compounds by the end of calendar year 2007.

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

Any operating plans for future development of our business, beyond our immediate intention to continue to pursue the filing of our IND discussed above, will be determined in collaboration with, and are necessarily subject to the outcome of our pending merger.

Pending Merger

On April 9, 2007, we entered into a  Merger  Agreement with Inhibitex. As a result of the Merger, we will become a wholly-owned subsidiary of Inhibitex and each outstanding share of our common stock will be converted into the right to receive 0.55 of one share of Inhibitex common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, Inhibitex will issue, and our stockholders will receive in a tax-free exchange, shares of Inhibitex common stock such that our stockholders will own approximately 27% of the combined company on a pro forma basis and Inhibitex stockholders will continue to own approximately 73%.

On April 9, 2007, in connection with the Merger, we amended outstanding stock options to acquire an aggregate 378,000 shares of our common stock held by all of our current directors, except the CEO. Such stock options shall be 100% vested as of the date of the Merger Agreement and the exercise period of such options have been modified to state that the exercise period shall expire upon the earlier of (i) three (3) years following the Effective Time of the Merger and (ii) September 24, 2015; provided that the exercise period with respect to options held by a Director and the Chairman were modified to state that the exercise period shall expire upon the earlier of  (i) three (3) years after their service to Inhibitex terminates and (ii) September 24, 2015. In addition, the Director and the Chairman have agreed to waive any stock options to which they would be entitled as directors of Inhibitex.

In connection with the Merger, we and Inhibitex entered into a Note Purchase Agreement dated April 9, 2007 pursuant to which Inhibitex has agreed to purchase from us senior secured promissory notes (the “Notes”) in the aggregate principal amount of up to $1,500,000. The Notes shall be sold by us and purchased by Inhibitex initially on April 16, 2007 in the aggregate principal amount of $750,000 in Notes, an additional aggregate principal amount of $500,000 in Notes on July 9, 2007 and a final additional aggregate amount of $250,000 in Notes on August 9, 2007. As of July 30, 2007 we had sold and Inhibitex had purchased $1,250,000 of such Notes.

The Notes bear interest at 12% per annum and are due upon the earliest to occur of (a) December 31, 2007, (b) ninety (90) days after the termination of the Merger Agreement by Inhibitex pursuant to certain termination provisions in the Merger Agreement, (c) one hundred twenty (120) days after the termination of the Merger Agreement by us pursuant to certain termination provisions in the Merger Agreement and (d) the consummation of an Acquisition Proposal (as defined in the Merger Agreement) other than the one contemplated by the Merger Agreement after termination of the Merger Agreement by Inhibitex pursuant to the Merger Agreement. We must comply with certain covenants with respect to the operation of our business so long as any amounts due under the Notes are outstanding, which include a prohibition on incurring additional debt or liens without the consent of the holders of the Notes. The payment obligations under the Notes accelerate if payments under the Notes are not made when due or upon the occurrence of other defaults described in the Note Purchase Agreement. We may redeem the outstanding Notes at our option at any time in an amount equal to 100% of the principal amount of the Notes to be redeemed plus accrued but unpaid interest.

The obligations of Inhibitex and us to effect the Merger are subject to a number of conditions, including approval by our and Inhibitex stockholders, and the Merger may not occur. If the Merger is not consummated for any reason, we may be subject to a number of material risks, including the following:

•       We may be required, under certain circumstances, to pay Inhibitex a termination fee of $900,000, plus out-of-pocket expenses associated with the Merger;

•       The price of our common stock may decline, to the extent that the relevant current market price reflects a market assumption that the Merger will be completed;

•       The costs related to the Merger must be paid even if the Merger is not completed;

•       We would be required to repay up to $1,500,000 in principal amount of 12% Senior Secured Promissory Notes to Inhibitex; and

•       Since the indebtedness represented by such notes is secured, failure to repay the indebtedness could result in the loss of our intellectual property.

If the Merger is not consummated, we will not have sufficient working capital to meet its operating, investing and financing requirements for the next year, and we will need to reevaluate our current plans and business operations and substantially reduce our operating expenses, raise additional capital or take other actions in order to continue as an independent company. This risk and uncertainty was the reason why our independent registered public accountants have issued a “going concern” explanatory paragraph in their report to our Shareholders and the Board of Directors on our consolidated financial statements. See Item 7 to this annual report.

On October 12, 2006, we notified Trilogy Capital Partners, Inc. (“Trilogy”) that our Board of Directors approved the cancellation of the unexercised warrant exercisable for 966,666 shares of  our common stock  previously issued to Trilogy  in connection with the Letter of Engagement entered into between us and Trilogy on December 12, 2005 (the “Letter of Engagement”). In addition, we notified MBA Holdings, LLC on the same date that our Board of Directors approved the cancellation of the unexercised warrant exercisable for 100,000 shares of our common stock previously issued to Trilogy in connection with the Letter of Engagement and subsequently assigned to MBA Holdings, LLC by Trilogy.

ITEM 7.                FINANCIAL STATEMENTS.

The full text of our audited consolidated financial statements as of April 30, 2007 and for the fiscal years ended April 30, 2007 and 2006 and for the period from November 15, 2002 (inception) to April 30, 2007, begins on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 26, 2007, J.H. Cohn LLP, resigned as our independent registered public accountants. The report of J.H. Cohn LLP on our financial statements as of and for the year ended April 30, 2006 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. However, the audit report on the financial statements as of and for the year ended April 30, 2006 did contain an explanatory paragraph regarding our ability to continue as a going concern.

During our most recent fiscal year and the subsequent interim period up to and including the date of resignation of J.H. Cohn LLP, there were no disagreements with J.H. Cohn LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of J.H. Cohn LLP, would have caused them to make reference thereto in their report on the financial statements for such periods.

ITEM 8A.        CONTROLS AND PROCEDURES.

Our management with the participation of our chief executive officer and chief financial officer have evaluated the effectiveness of  our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to material weaknesses in the internal control over financial reporting described below.

1)               The lack of sufficient internal accounting personnel and reliance on outside consultants necessary to meet the reporting requirements of a public company;

2)               Insufficient written policies and procedures for accounting and financial reporting with respect to the current requirements and application of U.S. GAAP and SEC disclosure requirements;

3)               Inadequate segregation of duties, in that we had only one person performing all accounting-related duties;

4)               Lack of the appropriate “tone at the top” regarding the need to address the material weaknesses reported in previous filings, and

5)               Restatement of research and development expense during the quarter ended January 31, 2007.

During the quarter ended April 30, 2007, we added financial consultants to support our accounting and finance department. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

The consolidated financial statements include all adjustments identified as a result of the evaluation performed.

There were no additional changes in our internal controls over financial reporting that could significantly affect our internal controls over financial reporting during the quarter ended April 30, 2007.

ITEM 8B.       OTHER INFORMATION.

None.

RISK FACTORS

You should carefully consider the following risk factors and the other information included herein (specifically, but not limited to, Item 8A of this annual report) as well as the information included in other reports and filings made with the SEC before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Risks Relating to the Merger

Inhibitex and our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company is unable to realize the strategic, operational and financial benefits currently anticipated from the Merger, Inhibitex and our stockholders may experience substantial dilution of their ownership interests in their respective companies without receiving any commensurate benefit.

The Merger is subject to conditions to closing that could result in the Merger being delayed or not consummated, which could negatively impact Inhibitex’s or our stock price and future business and operations.

The Merger is subject to conditions to closing as set forth in the Merger Agreement, including obtaining the requisite Inhibitex and our stockholder approvals. If any of the conditions to the Merger are not satisfied or, where permissible, not waived, the Merger will not be consummated. Failure to consummate the Merger could negatively impact Inhibitex’s or our stock price, future business and operations, and financial condition. Any delay in the consummation of the Merger or any uncertainty about the consummation of the Merger may adversely affect the future businesses, growth, revenue and results of operations of either or both of the companies or the combined company.

Inhibitex and our company will incur substantial expenses whether or not the Merger is completed.

Inhibitex and our company  will incur substantial expenses related to the Merger whether or not the Merger is completed. Inhibitex currently expects to incur approximately $1.2 million in transactional expenses and we currently expects to incur approximately $0.3 million in transactional expenses. Moreover, in the event the Merger Agreement is terminated, Inhibitex or we may, under certain circumstances, be required to pay the other a $900,000 termination fee and reimburse out-of-pocket expenses. Also, should the Merger Agreement be terminated due to a willful breach of the Merger Agreement by one of the parties, such party could owe significant damages to the other.

The Merger Agreement limits our ability to pursue alternative business combinations.

Certain “no shop” provisions included in the Merger Agreement make it difficult for us to sell our business to a party other than Inhibitex. These provisions include the general prohibition on our soliciting any acquisition proposal, a requirement that we pay a termination fee of $900,000 if the Merger Agreement is terminated in specified circumstances and a requirement that we reimburse Inhibitex’s fees and expenses if the Merger Agreement is terminated in specified circumstances. These provisions might discourage a third party with an interest in acquiring all of or a significant part of our company from considering or proposing an acquisition, including a proposal that might be more advantageous to our stockholders. Furthermore, the termination fee may result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay to our stockholders. In addition, Inhibitex has purchased certain notes from us and is obligated to purchase up to $1,500,000 in notes. The obligation to repay such notes could make the acquisition of us by a third party more difficult.

The Merger may be completed even though Inhibitex or our company suffers a material adverse effect on its business.

In general, either Inhibitex or we may refuse to complete the Merger if the other party suffers a material adverse effect on its business between April 9, 2007, the date of the signing of the Merger Agreement, and the date the Merger would otherwise close. However, the parties have agreed that the following changes or occurrences would be deemed to not constitute a material adverse effect:

•       any change relating to the economy or securities markets in general;

•       any adverse change, effect, event, occurrence, state of facts or development attributable to conditions affecting the industry in which Inhibitex or we, as applicable, participate, so long as the effects of any of the foregoing do not disproportionately impact Inhibitex or us, as applicable;

•       the effect of any change in any applicable law or U.S. GAAP; or

•       any events or occurrences directly or indirectly related to the impact of the Merger Agreement (or the Merger) or the announcement or performance of the Merger Agreement (or the Merger) or the transactions contemplated by the Merger Agreement (or the Merger).

In addition, either Inhibitex or we could waive the closing condition related to the occurrence of a material adverse effect on the other party and the Merger would be completed even if a material adverse effect had occurred.

Our directors and executive officers have interests that are in addition to those of other stockholders, which may influence them to support the Merger.

Our directors and executive officers  have interests in the Merger that are in addition to our shareholders. Inhibitex intends to enter into an employment Agreement with Geoffrey W. Henson, Ph.D., who is our chief executive officer and a director. In addition, the vesting of stock options held by certain of our directors was accelerated upon the execution of the Merger Agreement.

As a result of the Merger, an aggregate of 4,877,667 shares our common stock that are beneficially owned by our officers and directors, or their affiliates, will be exchanged for shares of Inhibitex common stock. In addition, Inhibitex will be assuming options to buy 1,866,000 shares of our common stock and warrants to purchase 1,659,833 shares of our common stock in the Merger that are beneficially owned by our officers and directors. In addition, two members of the our Board of Directors will be appointed to the Board of Directors of Inhibitex upon consummation of the Merger. As a result, you should consider whether these directors and executive officers could be more likely to support approval of the Merger than if they did not hold these interests.

We  face risks related to the proposed Merger.

If the Merger is successfully completed, holders of our common stock will become holders of Inhibitex common stock. Inhibitex’s results of operations, as well as the price of Inhibitex’s common stock, may be affected by factors different than those affecting  our results of operations and the price of our common stock before the Merger.

While the Merger Agreement is in effect, we are prohibited from soliciting or encouraging an “acquisition proposal” as that term is defined in the Merger Agreement. Consequently, it would be difficult for us to obtain a higher price for its common stock.

If our proposed Merger with Inhibitex is not consummated, our stock price, business and operations could be harmed.

The obligations of Inhibitex and our company  to effect the Merger are subject to a number of conditions, including approval by our and Inhibitex’s stockholders, and the Merger may not occur. If the Merger is not consummated for any reason, we may be subject to a number of material risks, including the following:

•       We may be required, under certain circumstances, to pay Inhibitex a termination fee of $900,000, plus out-of-pocket expenses associated with the Merger;

•       The price of our common stock may decline, to the extent that the relevant current market price reflects a market assumption that the Merger will be completed;

•       The costs related to the Merger must be paid even if the Merger is not completed;

•       We would be required to repay up to $1,500,000 in principal amount of 12% Senior Secured Promissory Notes to Inhibitex; and

•       Since the indebtedness represented by such notes is secured, failure to repay the indebtedness could result in the loss of our intellectual property.

If the Merger is not consummated, we will not have sufficient working capital to meet its operating, investing and financing requirements for the next year, and we will need to reevaluate its current plans and business operations and substantially reduce its operating expenses, raise additional capital or take other actions in order to continue as an independent company.

In addition, our current and prospective employees may experience uncertainty about their future roles with the combined company until Inhibitex’s strategies with regard to the combined company are announced or executed. This may adversely affect our current employees’ job performance and our ability to attract and retain key management and technical personnel.

Risks related to our business

We are a development stage company with a short operating history and our independent registered public accounting firm has stated that there is substantial doubt about our ability to continue as a going concern.

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

We have identified material weaknesses in our disclosure controls and procedures. In addition, we may experience additional material weaknesses in the future. Any material weaknesses in our disclosure controls and procedures or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our stock price.

Our management with the participation of our chief executive officer and chief financial officer have evaluated the effectiveness of  our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to material weaknesses in the internal control over financial reporting described below.

1)               The lack of sufficient internal accounting personnel and reliance on outside consultants necessary to meet the reporting requirements of a public company;

2)               Insufficient written policies and procedures for accounting and financial reporting with respect to the current requirements and application of U.S. GAAP and SEC disclosure requirements;

3)               Inadequate segregation of duties, in that we had only one person performing all accounting-related duties;

4)               Lack of the appropriate “tone at the top” regarding the need to address the material weaknesses reported in previous filings, and

5)               Restatement of research and development expense during the quarter ended January 31, 2007.

Material weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

We need substantial additional funding and may not have access to capital. If we are unable to raise capital when needed, we may need to delay, reduce or eliminate our clinical development and business development activities, which would delay or preclude the achievement of profitability.

We need to raise substantial additional funds to continue our business activities if the Merger is not consumated. We have incurred losses from operations since inception and expect to incur additional operating losses over at least the next several years. We expect to continue to incur losses due primarily from no revenues and costs associated with product development efforts, and business development activities seeking new opportunities to expand our product pipeline. In addition, the amount and timing of our actual capital requirements as well as our ability to finance such requirements will depend upon numerous factors, including:

•       the cost of commercializing our products;

•       the cost and progress of our development programs;

•       the time and cost involved in obtaining regulatory approvals;

•       the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•       the effect of competing technological and market developments; and

•       the effect of future collaborative, licensing and other relationships.

If the Merger is not consummated we may not be able to find sufficient debt or equity funding on acceptable terms. If we cannot, we may need to delay, reduce or eliminate development programs, as well as other aspects of our business. The sale by us of additional equity securities may have an adverse effect on the price of our common stock. In addition, collaborative arrangements may require us to grant product development programs or licenses to third parties for products that we might otherwise seek to develop or commercialize.

Our long-term success depends upon our ability to develop and commercialize drug product candidates and if our drug development programs are not successful, we may not be able to achieve profitability.

We have not completed the development of any of our product candidates. Our failure to develop and commercialize product candidates successfully may cause us to cease operations. We are performing preclinical research on a product candidate for the treatment of varicella zoster virus, the causative agent for shingles and chickenpox. These development programs will require significant additional development efforts by us and regulatory approvals prior to any commercialization. We cannot be certain that our efforts in this regard will lead to commercially viable products. We do not know what the final cost to manufacture our shingles and chickenpox product candidates in commercial quantities will be, or the dose required to treat patients and consequently, what the total cost of goods for a treatment regimen will be.

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

Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. We are highly dependent on Dr. Geoffrey W. Henson, our Chief Executive Officer. The loss of the services of Dr. Henson could have a material adverse effect on our operations. Although we have entered into a letter agreement with Mr. Henson, he may terminate his employment with us at any time on short notice. Accordingly, there can be no assurance that he will remain associated with us. The loss of the services of Dr. Henson may impede our ability to commercialize our product candidates.

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

We must complete significant development, laboratory testing, and clinical testing on our product candidates before we submit marketing applications in the United States. Foreign governments also regulate drugs distributed outside the United States. The rate of completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we are unable to accrue sufficient clinical patients during the appropriate period, we may need to delay our clinical trials and incur significant additional costs. In addition, the FDA or Institutional Review Boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Moreover, we may be unable to submit a New Drug Application, or NDA, to the FDA for our product candidates within the timeframe currently expected. Once an NDA is submitted, an NDA must be approved by the FDA before we can commercialize the product described in the application. The cost of human clinical trials varies dramatically based on a number of factors, including:

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

The pharmaceutical and biotechnology industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and in other countries. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to us and diversion of our efforts. We intend to file applications as appropriate for patents describing the composition of matter of our drug candidates, the proprietary processes for producing such compositions, and the uses of our drug candidates. We license two issued United States patents, five non-United States patents and have three pending United States patent applications. We have also filed international, regional and non-United States national patent applications in order to pursue patent protection in major foreign countries.

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

Any contract manufacturers that we use must adhere to the FDA’s regulations on current Good Manufacturing Practice (“cGMP”), which are enforced by the FDA through its facilities inspection program. These facilities must pass a plant inspection before the FDA will issue an approval of the product. The manufacture of product at these facilities will be subject to strict quality control, testing and recordkeeping requirements. Moreover, while we may choose to manufacture products in the future, we have no experience in the manufacture of pharmaceutical products for clinical trials or commercial purposes. If we decide to manufacture products, we would be subject to the regulatory requirements described above. In addition, we would require substantial additional capital and would be subject to delays or difficulties encountered in manufacturing pharmaceutical products. No matter who manufactures the product, we will be subject to continuing obligations regarding the submission of safety reports and other post-market information.

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

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

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

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of July 27, 2007:

Name	Age	Positions
Gabriele M. Cerrone	35	Chairman of the Board
Geoffrey W. Henson, Ph.D.	59	Chief Executive Officer and Director
Frederick Larcombe	51	Chief Financial Officer
Erik DeClercq, MD, Ph.D.	65	Director
Richard J. Whitley, MD	61	Director
Chris McGuigan, Ph.D.	48	Director
John P. Brancaccio	59	Director

Gabriele M. Cerrone—Mr. Cerrone was appointed as Chairman of the Board of Directors on August 16, 2005. From March 1999 to January 2005, Mr. Cerrone served as a Senior Vice President of Investments of Oppenheimer & Co. Inc., a financial services firm. Prior to such affiliation, Mr. Cerrone held the position of Managing Director of Investments at Barrington Capital, L.P., a merchant bank, between March 1998 and March 1999. Between May 2001 and May 2003, Mr. Cerrone served on the board of directors of SIGA Technologies, Inc. and served as co-chairman to Xenomics, Inc. from July 2005 until November 2006. Mr. Cerrone currently serves as Chairman of the Board and a consultant to Callisto Pharmaceuticals, Inc. a biotechnology company. Mr. Cerrone is the managing partner of Panetta Partners Ltd.; a Colorado limited partnership, that is a private investor in real estate and public and private companies engaged in biotechnology and other areas.

Geoffrey W. Henson, Ph.D.—Dr. Henson was appointed CEO, President, Secretary and a director of our company on August 16, 2005. He has served as our Chief Executive Officer since April 2005. From 2003 to March 2005, Dr. Henson was a pharmaceutical consultant. He was a founder and Chief Operating Officer of AnorMED, a Canadian biopharmaceutical company from 1996-2003. Dr. Henson was responsible for three new INDs on new agents at AnorMED. Dr. Henson also negotiated several significant out-licensing deals for AnorMED drugs. Prior to that, he held a number of management and scientific positions in the Biomedical Research Group at Johnson Matthey from 1985-1996. From 1982-1985, Dr Henson was a researcher and member of the Basel Institute for Immunology in Basel, Switzerland. From 1978-1981, Dr. Henson did research at the Roswell Park Memorial Cancer Institute.

Frederick Larcombe, CPA—Mr. Larcombe was appointed our Chief Financial Officer on February 24, 2006. From October, 2005 until that date, Mr. Larcombe served as an independent consultant to our company in financial related capacities. Since January 2006, Mr. Larcombe has been Chief Financial Officer of Xenomics, Inc. From April 2005 to September 2005, Mr. Larcombe provided consulting services to a variety of companies independently and in association with Jefferson Wells, a financial services firm. From June 2004 to March 2005, Mr. Larcombe worked as a consultant with Kroll Zolfo Cooper’s Corporate Advisory and Restructuring Group. From 2000 to 2004, he served as Chief Financial Officer and Vice President of Finance with MicroDose Technologies, Inc., a privately held drug delivery company specializing in pulmonary delivery techniques. From 1999 to 2000, Mr. Larcombe served as Chief Financial Officer with ProTeam.com, Inc., a publicly held Internet-oriented retailer. From 1991 to 1999, he held various positions of increasing responsibility with Cambrex Corporation, a publicly held life sciences company, and was instrumental in several acquisitions. Mr. Larcombe received his BS in Accounting from Seton Hall University and is a veteran of Harvard Business School’s Management Development Program.

Erik DeClercq, MD, Ph.D.—Dr. DeClercq was appointed a director on August 16, 2005 and has served as a director of FermaVir Research since March, 2005. Since 1967, Dr. DeClercq has been affiliated with Rega Institute in Leuven, Belgium where he is currently a Professor, Leuven University Medical School, Leuven, Belgium.

Richard J. Whitley, MD—Dr. Whitley was appointed a director on August 16, 2005 and has served as a director of FermaVir Research since March, 2005. Dr. Whitley has been affiliated with the University of Alabama at Birmingham since 1976 where he is currently Professor of Pediatrics, Microbiology, Medicine and Neurosurgery;  Loeb Scholar in Pediatrics;  Director, Division of Pediatric Infectious Diseases; Vice-Chair, Department of Pediatrics;  Senior Scientist, Department of Gene Therapy;  Senior Scientist, Cancer Research and Training Center;  Associate Director for Clinical Studies, Center for AIDS Research;  and Director, Center for Biodefense and Emerging Infections, at the University of Alabama at Birmingham.

Chris McGuigan, Ph.D.—Dr. McGuigan was appointed a director on August 16, 2005 and has served as a director of FermaVir Research since March, 2005. Since 1995, Dr. McGuigan has been Professor, Welsh School of Pharmacy, Chairman of Departmental Research Committee and Director of Research, Head of Medicinal Chemistry. He is the Chemistry Editor for Antiviral Chemistry and Chemotherapy. Professor McGuigan is an Editorial Board Member for Journal of Medicinal Chemistry. He is currently the President and Board member of the International Society for Antiviral Research.

John P. Brancaccio—Mr. Brancaccio, a retired CPA, was appointed a director on September 24, 2005. Since April 2004, Mr. Brancaccio has been the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. Mr. Brancaccio is currently a director of Alfacell Corporation, Callisto Pharmaceuticals, Inc. and Xenomics, Inc.

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

In accordance with the terms of the Merger Agreement between us and Inhibitex, two Voting Agreements were entered into as of April 9, 2007: one between Inhibitex and certain of our stockholders who hold in the aggregate approximately 32% of our outstanding voting stock, and one between us and certain stockholders of Inhibitex who hold in the aggregate approximately 34% of the outstanding voting stock of Inhibitex. The Voting Agreements place certain restrictions on the transfer of our shares and the shares held by the respective signatory stockholders and effect covenants on the voting of such shares in favor of approving the issuance of shares by Inhibitex or the Merger, as the case may be, and against any actions that could adversely affect consummation of the Merger.

Compliance with Section 16(a) of the Exchange Act.

During fiscal 2007, our common stock was not registered under Section 12 of the Securities Exchange Act of 1934, as amended, and therefore our executive officers, directors and 10 % or more beneficial holders of our common stock were not subject to Section 16(a).

Code of Business Conduct and Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all board members, executive officers and employees. A copy of this Code of Business Conduct and Ethics was filed as an exhibit to Form SB-2 filed with the SEC on February 3, 2006.

Director Compensation

On September 24, 2005, all of the non-employee directors were granted 60,000 stock options each with an exercise price of $1.25 per share vesting over a period of 3 years. Upon re-election to the board of directors, each of our non-employee directors will receive an annual grant of 12,000 options vesting over three years having an exercise price equal to the fair market value of the common stock on the date of grant. In addition, non-employee directors will receive an annual grant of options with an exercise price equal to the fair market value of the common stock on the date of grant for serving on board committees which will vest in one year.  Chairpersons of each of the Audit Committee and Compensation Committee receive 10,000 and 5,000 stock options, respectively, and members of such committees receive 6,000 and 3,000 stock options, respectively. Non-employee directors also receive an annual cash fee of $10,000 as well as cash compensation for serving on board committees. Messrs. Cerrone, DeClercq and McGuigan have waived the payment of board fees. Chairpersons of each of the Audit Committee and Compensation Committee receive $10,000 and $4,000, respectively, and members of such committees receive $7,000 and $3,000, respectively.

Audit Committee

We have an audit committee consisting of John P. Brancaccio. The board of directors has designated Mr. Brancaccio as the “audit committee financial expert.”  The audit committee’s responsibilities include:  (i) reviewing the independence, qualifications, services, fees, and performance of the independent registered public accountants,  (ii) appointing, replacing and discharging the independent registered public accountants,  (iii) pre-approving the professional services provided by the independent registered public accountants,  (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent registered public accountants, and  (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent registered public accountants.

Compensation Committee

We have a compensation committee consisting of John Brancaccio and Richard Whitley (Chairman). The compensation committee reviews, and makes recommendations to the board of directors regarding, the compensation and benefits of our chief executive officer and other executive officers. The compensation committee also administers the issuance of stock options and other awards under our stock option plan and establishes and reviews policies relating to the compensation and benefits of our employees.

ITEM 10.         EXECUTIVE COMPENSATION

The following summary compensation table sets forth certain information concerning compensation paid to our Chief Executive Officer and our three most highly paid executive officers (the “Named Executive Officers”) whose total annual salary and bonus for services rendered in all capacities for the fiscal year ended April 30, 2007 was $100,000 or more. Prior to April, 2005, no compensation has been paid to any of our executive officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Geoffrey Henson,
Chief Executive Officer	2007	210,000	—	—	63,887	—	—	—	273,887
	2006	210,000	—	—	303,348	—	—	—	513,348

(1)          Amounts represent the expensed fair value as discussed in Note 3 Summary of Significant Accounting Policies subheading “Stock-based compensation,” of the Notes to our Consolidated Financial Statements included elsewhere in this report.

Equity awards during the fiscal year ended April 30, 2007

The following table sets forth certain information concerning grants of equity awards to the Named Executive Officers during the fiscal year ended April 30, 2007.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Geoffrey Henson	325,000	475,000	—	$1.10	August 15, 2010

Director Compensation

The following table sets forth compensation paid to our directors during the fiscal year ended April 30, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John P. Brancaccio(2)	23,000	—	31,973	—	—	—	54,973
Richard J. Whitley(3)	14,000	—	21,760	—	—	—	35,760
Gabriele M. Cerrone(4)	—	—	15,360	—	—	—	15,360
Chris McGuigan(5)	—	—	15,360	—	—	—	15,360
Erick DeClercq(6)	—	—	15,333	—	—	—	15,333

(1)          Amounts represent the expensed fair value for fiscal year 2007 under SFAS 123R as discussed in Note 3 Summary of Significant Accounting Policies subheading “Stock-based compensation,” of the Notes to our Consolidated Financial Statements included in this report.

(2)          98,000 options were outstanding as of April 30, 2007, all of which are exercisable as of April 30, 2007.

(3)          102,000 options were outstanding as of April 30, 2007, of which 88,667 are exercisable as of April 30, 2007.

(4)          72,000 options were outstanding as of April 30, 2007, all of which are exercisable as of April 30, 2007.

(5)          72,000 options were outstanding as of April 30, 2007, all of which are exercisable as of April 30, 2007.

(6)          597,000 options were outstanding as of April 30, 2007, all of which are exercisable as of April 30, 2007.

Employment Agreements

On March 4, 2005, Dr. Henson entered into a letter agreement with us. Pursuant to the letter agreement, we employ Dr. Henson as Chief Executive Officer for a period of 4 years commencing April 4, 2005. Dr. Henson will be paid an annual base salary of $210,000 and he is eligible to receive a cash bonus of up to 20% of his salary per year. Dr. Henson was granted an aggregate 800,000 incentive stock options pursuant to our stock option plan with an exercise price of $1.10 per share; 150,000 of such options vest on the first anniversary of the grant, 175,000 of such options vest on the second anniversary of the grant, 225,000 of such options vest on the third anniversary of grant and the remaining 250,000 options vest on the fourth anniversary of the grant. The grant date fair value of these options using the Black-Scholes methodology was $303,348 and the unrecognized fair value of these options as of April 30, 2007 was $172,319.

On March 28, 2006, we entered into an employment agreement with Frederick Larcombe pursuant to which Mr. Larcombe serves as our Chief Financial Officer on a part-time basis. The employment agreement is for a term of one year which automatically renews for successive one year periods until either party provides the other with written notice of their intent not to renew. Mr. Larcombe will be paid an annual salary of $40,000 and is eligible for a cash bonus of up to 20% of base annual salary. Mr. Larcombe received a grant of 60,000 incentive stock options with an exercise price of $1.60 per share which vest at the rate of 5,000 per month beginning on March 28, 2006. The grant date fair value of these options using the Black-Scholes methodology was $64,348 which was fully expensed as of April 30, 2007. The employment agreement contains a provision pursuant to which all of the unvested stock options will vest and the exercise period of such options shall be extended to the later of the longest period permitted by our stock option plans or ten years following the termination dated in the event there is a change in control of our company and Mr. Larcombe is terminated by us within two years after the change in control or by Mr. Larcombe for Good Reason (as defined in the employment agreement).

Consulting Agreements

In February 2005, Jan Balzarini, a founder of our company, and Erik DeClercq, a founder of our company and a director, each were granted 525,000 stock options to purchase our common stock at an exercise price of $.75 per share which are immediately exercisable. Such options were issued in connection with consulting services. On June 15, 2005, Mr. Balzarini entered into a consulting agreement with us pursuant to which he will perform certain consulting services related to our clinical programs. The agreement commenced on September 1, 2005 and continued until August 31, 2006. We will pay Mr. Balzarini $7,500 for his services which will be payable upon our filing of an IND with the FDA for the use of CF-1743 for the treatment of shingles. This IND has not been filed as of April 30, 2007 nor has Mr. Balzarini been paid.

Gabriele M. Cerrone, our Chairman, serves as a consultant pursuant to an agreement entered into on August 16, 2005. The term of the agreement is for three years beginning November 15, 2005 with automatic renewal for successive one year periods unless either party gives notice to the other not to renew the agreement. The duties of Mr. Cerrone pursuant to the agreement consist of business development, strategic planning, capital markets and corporate financing consulting advice. Mr. Cerrone’s compensation under the agreement is $16,500 per month or $198,000 per year. Mr. Cerrone is also eligible to earn an annual cash bonus of up to 15% of his base compensation. In the event the agreement is terminated without cause or for good reason, Mr. Cerrone will receive a cash payment equal to the aggregate amount of the compensation payments for the then remaining term of the agreement. In addition, in such event, all unvested stock options owned by Mr. Cerrone will immediately vest and the exercise period of such options will be extended to the later of the longest period permitted by our stock option plans or ten years following termination. As of April 30, 2007 Mr. Cerrone had no unvested stock options. In the event a change of control of our company occurs, Mr. Cerrone shall be entitled to such compensation upon the subsequent termination of the agreement within two years of the change in control unless such termination is the result of Mr. Cerrone’s death, disability or retirement or Mr. Cerrone’s termination for cause.

During this first year of the Consulting Agreement, from November 15, 2005 to November 15, 2006, we failed to make compensation payments totaling $198,000 to Mr. Cerrone pursuant to this Consulting Agreement. On November 15, 2006, we agreed that this constituted a material breach and the Consulting

Agreement was terminated in accordance with Paragraph 10(b) (i), for “good reason” and Mr Cerrone ceased providing any services under this Consulting Agreement. Such breach and termination accelerated a liability of $396,000 in compensation for the remaining term of the agreement (e.g. November 16, 2006 to November 15, 2008). The total debt thus due to Mr. Cerrone in unpaid compensation upon termination was $594,000. In settlement of this debt we entered into a Debt Conversion Agreement with Mr. Cerrone on November 15, 2006, on terms identical to that of debt conversion agreements with holders of outstanding notes of the aggregate amount of $1,082,541 (including $13,541 of accrued interest). Under the terms of the Debt Conversion Agreement, we issued 792,000 shares of common stock with a fair value of $1,544,000 and warrants to purchase 396,000 shares of common stock to Mr. Cerrone. The warrants had a fair value of $601,920, were immediately exercisable, have an exercise price of $1.00 per share and expire on December 31, 2016.

On September 1, 2005, we entered into a one year consulting agreement with Richard J. Whitley MD pursuant to which Dr. Whitley will perform certain consulting services related to our clinical programs for a fee of $20,000 per year starting July 1, 2005. Dr. Whitley’s agreement was verbally extended for one year through August 31, 2007. Dr Whitley has been a member of our Board of Directors since August 16, 2005.

2005 Equity Compensation Incentive Plan

We rely on incentive compensation in the form of stock options and grants to retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives to directors, executive officers, employees and consultants, to encourage them to remain with us and to enable them to develop and maintain an ownership position in our common stock.

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

A total of 7,500,000 shares have been reserved for issuance under the plan. As of April 30, 2007 there were 2,411,000 options outstanding under the plan and 5,089,000 shares available for grant either as options or awards under the plan. The options granted under the plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options at the discretion of the board of directors and as reflected in the terms of the written option agreement. Stock awards will be made pursuant to written agreements which will contain terms related to such matters as vesting and performance. The plan is not a qualified deferred compensation plan under Section 401(a) of the Code, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates beneficial ownership of our common stock as of  July 27, 2007 by:

•       Each person or entity known by us to beneficially own 5% or more of the outstanding shares of our common stock;

•       Each of our executive officers and directors; and

•       All of our executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares		Percentage(1)
Named executive officers and directors:
Gabriele M. Cerrone	5,500,500	(2)	24.5
Geoffrey W. Henson, Ph.D.	405,000	(3)	1.9
Erik DeClercq, MD, Ph.D.	597,000	(4)	2.8
Chris McGuigan, PhD.	1,101,000	(5)	5.3
Richard J. Whitley, MD	88,667	(6)	*
John P. Brancaccio	98,000	(7)	*
Frederick Larcombe, CPA	60,000	(8)	*
All Officers and Directors as a Group (7 persons)	7,850,167	(9)	32.9
5% or greater holders:
Panetta Partners, Ltd.	3,052,500	(2)	14.6
1275 First Avenue, Suite 296 New York, NY 10021
Early Bird Bioinvestments, Ltd.	1,600,000	(10)	7.3
Castle Chambers, 5th Floor Liverpool UK S29TL
Goldeneye Biocapital Limited	3,668,752	(11)	15.4
86 Jermyn Street St. James London SW1Y 6AW United Kingdom
Eureka Science Incubator S.A.R.L	2,576,042	(12)	11.2
Suite 23 Park Royal House Park Royal Road London NW107JH United Kingdom
RAB Special Situations (Master) Fund Limited	1,586,234	(13)	7.6
P.O. Box 908 GT Walker House Mary Street George Town, Cayman Islands

       (1) Percentage of beneficial ownership is based on 20,853,231 shares of common stock outstanding as of July 27, 2007.

       (2) Consists of 3,030,000 shares of common stock owned by Panetta Partners, Ltd., 792,000 shares owned by Mr. Cerrone, 22,500 shares which may be obtained within 60 days of July 27, 2007 upon the exercise of outstanding warrants owned by Panetta Partners, Ltd., 1,584,000 shares which may be obtained within 60 days of July 27, 2007 upon the exercise of outstanding warrants owned by Mr. Cerrone and 72,000 shares which may be obtained within 60 days of July 27, 2007 upon the exercise of outstanding options owned by Mr. Cerrone. Mr. Cerrone is the sole managing partner of

Panetta Partners, Ltd. and in such capacity only exercises voting and dispositive control over securities owned by Panetta, despite him having only a small pecuniary interest in such securities. Pursuant to an agreement with FermaVir, Mr. Cerrone has agreed not to exercise his outstanding warrants until the Merger has been consummated.

       (3) Includes 325,000 shares which may be obtained within 60 days of July 27, 2007 upon the exercise of outstanding stock options and 53,333 shares which may be obtained within 60 days of July 27, 2007 upon the exercise of outstanding warrants.

       (4) Consists of 597,000 shares which may be obtained within 60 days of July 27, 2007 upon the exercise of outstanding stock options.

       (5) Includes 72,000 shares which may be obtained within 60 days of July 27, 2007 upon the exercise of outstanding stock options.

       (6) Consists of 88,667 shares of common stock which may be obtained within 60 days of July 27, 2007 upon the exercise of outstanding stock options.

       (7) Consists of 98,000 shares of common stock which may be obtained within 60 days of July 27, 2007 upon the exercise of outstanding stock options.

       (8) Consists of 60,000 shares of common stock which may be obtained within 60 days of July 27, 2007 upon the exercise of outstanding stock options.

       (9) Includes 2,972,500 shares which may be obtained within 60 days of July 27, 2007 upon the exercise of outstanding stock options and warrants.

(10) Includes 1,066,667 shares which may be obtained within 60 days of July 27, 2007 upon the exercise of outstanding warrants.

(11) Includes 2,958,335 shares which may be obtained within 60 days of July 27, 2007 upon the exercise of outstanding warrants.

(12) Includes 2,127,779 shares which may be obtained within 60 days of July 27, 2007 upon the exercise of outstanding warrants.

(13) Based on Schedule 13G filed on February 14, 2007.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting and investment power with respect to securities. Beneficial ownership determined in this manner may not constitute ownership of such securities for other purposes or indicate that such person has an economic interest in such securities.

ITEM 12.         CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On November 4, 2005, FermaVir issued 150,000 shares and 22,500 warrants to Panetta Partners in lieu of payment of $112,500 due to Panetta Partners under the 6% note due November 15, 2005. FermaVir’s Audit Committee reviewed the transaction and found that the issuance of the shares and warrants on the same terms as the August 16, 2005 offering was not a conflict under FermaVir’s Code of Business Conduct and Ethics.

Chris McGuigan, a founder of FermaVir, entered into a Repurchase Option Agreement with FermaVir dated as of March 16, 2006 pursuant to which Mr. McGuigan granted to FermaVir an irrevocable, exclusive option (the “Company Option”) for a period of 120 days from a Trigger Event to repurchase up to 926,100 shares of FermaVir’s common stock owned by Mr. McGuigan for the aggregate price of $114,000. A Trigger Event is defined as the earlier of abandonment of the development of the

Licensed Subject Matter (as defined in the Repurchase Option Agreement) or December 31, 2006, unless on or before such date, Phase I Clinical Trials have commenced for a product utilizing the Licensed Subject Matter. In addition, Erik DeClercq and Jan Balzarini, each co-founders of FermaVir, entered into agreements with FermaVir whereby each of them agreed that upon exercise of the Company Option, upon payment of $50,000 to each, FermaVir would cancel 472,500 stock options previously granted to each of them. On March 13, 2007, FermaVir and Mr. McGuigan entered into an Agreement of Termination which terminated the Repurchase Option Agreement.

In addition, Chris McGuigan, Erik DeClercq, Jan Balzarini (collectively, the “Holders”), FermaVir Research, Inc., FermaVir’s wholly-owned subsidiary, and FermaVir each entered into a Technology Acquisition Agreement dated as of March 16, 2006 pursuant to which FermaVir granted to the Holders an option (the “Acquisition Option”) to acquire for nominal consideration all of the rights granted to FermaVir pursuant to a license agreement dated February 2, 2005. The Holders may exercise the Acquisition Option at any time within 30 days after exercise of the Company Option. On March 13, 2007, the parties to the Technology Acquisition Agreement entered into an Agreement of Termination which terminated the Technology Acquisition Agreement.

On November 15, 2006, FermaVir entered into a Debt Conversion Agreement with certain creditors who are principal stockholders of FermaVir (consisting of Golden Eye Biocapital Ltd., Eureka Science Incubator S.A.R.L. and Gabriele M. Cerrone, FermaVir’s chairman), pursuant to which such creditors agreed to convert an aggregate $1,082,541 of debt (including $13,541 of accrued interest) into an aggregate 1,443,389 shares of common stock and 721,965 warrants to purchase common stock. The $594,000 debt to Mr. Cerrone arose from FermaVir’s failure to make payments pursuant to his Consulting Agreement with FermaVir dated as of August 16, 2005. The warrants have an exercise price of $1.00 per share and are exercisable until December 31, 2016. On March 19, 2007, FermaVir entered into an amendment with the holders of the warrants received pursuant to the Debt Conversion Agreement. Under that amendment, the holders agreed to waive the full ratchet anti-dilution provisions and registration rights provisions in such warrants in exchange for reducing the exercise price of the warrants from $1.00 per share to $0.275 per share and increasing the number of shares issuable pursuant to such warrants from an aggregate 1,505,445 shares to 6,021,780 shares.

In connection with the Merger with Inhibitex, on April 9, 2007, FermaVir amended outstanding stock options to acquire an aggregate 378,000 shares of FermaVir’s common stock held by all of FermaVir’s current directors, except Geoffrey W. Henson. Such stock options became 100% vested as of the date of the Merger agreement and the exercise period of such options have been modified to state that the exercise period shall expire upon the earlier of (i) three (3) years following the effective time of the Merger and (ii) September 24, 2015; provided that the exercise period with respect to options held by Dr. McGuigan and Mr. Cerrone were modified to state that the exercise period shall expire upon the earlier of (i) three (3) years after their service to Inhibitex terminates and (ii) September 24, 2015.

The Board of Directors has determined that, in accordance with Nasdaq Listing Standards, the following directors are independent: John Brancaccio, Richard Whitely and Erik DeClercq.

ITEM 13.         EXHIBITS

Exhibit	Description
2.1

Agreement and Plan of Merger and Reorganization dated as of April 9, 2007 among Inhibitex, Inc., FermaVir Pharmaceuticals, Inc. and Frost Acquisition, Inc. (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 13, 2007)

2.2

Form of Company Voting Agreement dated as of April 9, 2007 by and between Inhibitex, Inc. and certain stockholders of FermaVir Pharmaceuticals, Inc. (Incorporated by reference to exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 13, 2007)

2.3

Form of Parent Voting Agreement dated as of April 9, 2007 by and between FermaVir Pharmaceuticals, Inc. and certain stockholders of Inhibitex, Inc. (Incorporated by reference to exhibit 2.3 to the Company’s Current Report on Form 8-K filed on April 13, 2007)

2.4

Form of Warrant Standstill Agreement dated as of April 3, 2007 between certain warrant holders of FermaVir Pharmaceuticals, Inc. and FermaVir Pharmaceuticals, Inc. (Incorporated by reference to exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 13, 2007)

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

3.3	Amended and Restated By-Laws (Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 19, 2005)
4.1	Form of Stock Certificate, $.0001 par value (Incorporated by reference to exhibit 4 to the Company’s Form SB-2 Registration Statement, as amended, filed June 15, 2004)
4.2	Form of Stock Purchase Warrant of the Company (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 19, 2005)
4.3	Form of 12% Note of FermaVir Pharmaceuticals, Inc. due January 1, 2007 (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 22, 2006)
4.4	Form of Warrant to purchase shares of Common Stock (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 22, 2006)
4.5	Form of 8% Note of FermaVir Pharmaceuticals, Inc. due January 1, 2008 (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 28, 2006)
4.6	Form of Warrant to purchase shares of Common Stock (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 28, 2006)
4.7	Form of Letter Agreement (Incorporated by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 28, 2006)
4.8	Form of Amendment Agreement (Incorporated by reference to exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 28, 2006)
4.9	Form of Warrant to purchase shares of Common Stock (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 15, 2006)

4.10	Form of Amendment Agreement (Incorporated by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 15, 2006)
4.11	Form of Warrant to purchase shares of Common Stock (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006)
4.12

Form of Warrant to purchase shares of Common Stock issued in connection with the sale of the Common Stock (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 16, 2006)

4.13	Form of 12% Senior Secured Note (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2007)
10.1	FermaVir Pharmaceuticals, Inc. 2005 Stock Option Plan (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 19, 2005)+
10.2

Agreement of Lease between FermaVir Research, Inc. and SLG Graybar Sublease LLC dated as of July 1, 2005 (Incorporated by reference to exhibit 10.7 to the Company’s registration statement on Form SB-2 filed on February 3, 2006)

10.3

License Agreement between FermaVir Research, Inc. and University College Cardiff Consultants Limited dated February 2, 2005 (Incorporated by reference to exhibit 10.8 to the Company’s registration statement on Form SB-2 filed on February 3, 2006)**

10.4

Employment Agreement dated March 28, 2006 between FermaVir Pharmaceuticals, Inc. and Frederick Larcombe (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2006)

10.5

Repurchase Option Agreement between FermaVir Pharmaceuticals, Inc. and Chris McGuigan dated as of March 16, 2006 (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 6, 2006)

10.6

Technology Acquisition Agreement by and among FermaVir Pharmaceuticals, Inc., FermaVir Research, Inc., Chris McGuigan, Erik DeClercq and Jan Balzarini dated as of March 16, 2006 (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 6, 2006)

10.7

Agreement to Modify Option No. 0- FERMAVIR-05-A-002 dated as of March 16, 2006 between FermaVir Pharmaceuticals, Inc. and Erik DeClercq (Incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 6, 2006)

10.8

Agreement to Modify Option No. 0- FERMAVIR-05-A-003 dated as of March 16, 2006 between FermaVir Pharmaceuticals, Inc. and Jan Balzarini (Incorporated by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 6, 2006)

10.9	Form of Debt Conversion Agreement dated November 15, 2006 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2006)
10.10

Form of Securities Purchase Agreement dated January 10, 2007 by and among FermaVir Pharmaceuticals, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2007)

10.11

Agreement of Termination by and between FermaVir Pharmaceuticals, Inc. and Chris McGuigan dated March 13, 2007 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007)

10.12

Agreement of Termination by and between FermaVir Pharmaceuticals, Inc., FermaVir Research, Inc., Chris McGuigan, Erik DeClercq and Jan Balzarini dated March 13, 2007 (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2007)

10.13

Note Purchase Agreement by and between FermaVir Pharmaceuticals, Inc. and Inhibitex, Inc. dated as of April 9, 2007 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2007)

10.14

Security Agreement dated as of April 9, 2007 by FermaVir Pharmaceuticals, Inc. and FermaVir Research, Inc. and Inhibitex, Inc. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 13, 2007)

10.15

Form of Amendment to Option Agreement dated as of April 9, 2007 by and between certain directors of FermaVir Pharmaceuticals, Inc. and FermaVir Pharmaceuticals, Inc. (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 13, 2007)

14	Code of Business Conduct and Ethics (Incorporated by reference to exhibit 14 to the Company’s registration statement on Form SB-2 filed on February 3, 2003)
16.1	Letter on Change of Certifying Accountant (Incorporated by reference to exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed on March 30, 2007)
21.1	Subsidiary of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                Denotes a management contract or compensatory plan or arrangement

**             Confidential treatment has been requested as to certain portions of this exhibit which portions have been omitted and filed separately with the Securities and Exchange Commission.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES.

The aggregate fees billed and unbilled for professional services rendered by our current independent registered public accounting firm for the audit of our annual financial statements on Form 10-KSB for the year ended April 30, 2007 were approximately $130,000.

The aggregate fees billed and unbilled for the fiscal years ended April 30, 2007 and 2006 for professional services rendered by our former independent registered public accounting firm for the audit of our annual financial statements on Form 10-KSB for the year ended April 30, 2006 and the review of our financial statements included in our quarterly reports on Form 10-QSB through January 31, 2007 were approximately $85,000 and $162,000, respectively.

AUDIT-RELATED FEES.

There were no fees billed for the fiscal years ended April 30, 2007 and 2006 for assurance and related services rendered by our current or former independent registered public accounting firms related to the performance of the audit or review of our financial statements.

TAX AND OTHER FEES.

There were no tax fees billed for the fiscal years ended April 30, 2007 and 2006 as there were no tax related or other services rendered by our current or former independent registered public accounting firms in connection with the preparation of our federal and state tax returns.

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

FERMAVIR PHARMACEUTICALS, INC.

	By:	/s/ Geoffrey W. Henson
Date: August 3, 2007		Geoffrey W. Henson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gabriele M. Cerrone	Chairman of the Board	August 3, 2007
Gabriele M. Cerrone

/s/ Geoffrey W. Henson	Chief Executive Officer and	August 3, 2007
Geoffrey W. Henson	Director

/s/ Frederick Larcombe	Chief Financial Officer	August 3, 2007
Frederick Larcombe	(Principal Financial and Accounting Officer)

/s/ John Brancaccio	Director	August 3, 2007
John Brancaccio

/s/ Chris McGuigan	Director	August 3, 2007
Chris McGuigan, Ph.D.

/s/ Erik DeClercq	Director	August 3, 2007
Erik DeClercq, Ph.D.

/s/ Richard Whitley	Director	August 3, 2007
Richard Whitley, M.D.

FERMAVIR PHARMACEUTICALS, INC.

(A Development Stage Company)

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm — BDO Seidman, LLP	F-2
Report of Independent Registered Public Accounting Firm — J.H. Cohn LLP	F-3
Report of Independent Registered Public Accounting Firm — Baum & Company, P.A.	F-4
Consolidated Balance Sheet as of April 30, 2007	F-5
Consolidated Statements of Operations for the years ended April 30, 2007 and 2006 and for the period from November 15, 2002 (Inception) to April 30, 2007	F-6
Consolidated Statement of Changes in Stockholders’ Deficit for the period from November 15, 2002 (inception) to April 30, 2007	F-7
Consolidated Statements of Cash Flows for the years ended April 30, 2007 and 2006 and for the period from November 15, 2002 (inception) to April 30, 2007	F-9
Notes to Consolidated Financial Statements	F-11 to F-28

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
FermaVir Pharmaceuticals, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of FermaVir Pharmaceuticals, Inc. and subsidiary (a development stage company) (the “Company”) as of April 30, 2007, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended and for the period from November 15, 2002 (inception) to April 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated statements of operations, changes in stockholders’ deficit and cash flows for the period from November 15, 2002 (inception) to April 30, 2006, which reflect stockholders’ deficit of $.2 million, an operating loss of $5.4 million, net loss of $5.6 million, cash used in operating activities of $1.3 million, cash used in investing activities of $.1 million and cash provided by financing activities of $1.6 million. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such period, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FermaVir Pharmaceuticals, Inc. and subsidiary as of April 30, 2007, and their consolidated results of operations and cash flows for the year then ended and for the period from November 15, 2002 (inception) to April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 2, in fiscal 2007 the Company adopted provisions of Statement of Financial Accounting Standard No. 123(R) “Share Based Payments” utilizing the modified prospective transition method.

/s/ BDO Seidman, LLP
New York, New York
July 30, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of FermaVir Pharmaceuticals, Inc.:

We have audited the consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows of FermaVir Pharmaceuticals, Inc. and subsidiary for the year ended April 30, 2006 and for the period from November 15, 2002 (inception) to April 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the year ended April 30, 2005 and for the period from November 15, 2002 (inception) to April 30, 2005 were audited by other auditors whose report dated August 1, 2005 expressed an unqualified opinion on those statements. Our report on the consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the period from November 15, 2002 (inception) through April 30, 2006, insofar as it relates to amounts for the period from November 15, 2002 (inception) through April 30, 2005, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of FermaVir Pharmaceuticals, Inc. and subsidiary for the year ended April 30, 2006 and for the period from November 15, 2002 (inception) to April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The 2006 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, had net losses from inception through April 30, 2006 and had a working capital deficiency as of April 30, 2006. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2006 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP
Jericho, New York
August 4, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Venus Beauty Supply, Inc.

We have audited the accompanying statements of operations, changes in stockholders’ equity and cash flows of FermaVir Pharmaceuticals, Inc. ( A Development Stage Company ), formerly known as Venus Beauty Supply, Inc. for the period from inception (November 15, 2002) to April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Baum & Company, P.A.
Coral Springs, Florida
August 1, 2005

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet

April 30, 2007
Assets
Current assets:
Cash	$480,199
Prepaid expenses	48,465
Total current assets	528,664
Property and equipment, net	12,730
Deposit	43,890
Total assets	$585,284
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$307,493
Notes payable	750,000
Total current liabilities	1,057,493
Deferred rent	17,665
Total liabilities	1,075,158
Commitments
Stockholders’ deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 20,853,231 issued and outstanding	2,085
Additional paid-in capital	17,898,019
Deficit accumulated during development stage	(18,389,978)
Total stockholders’ deficit	(489,874)
Total liabilities and stockholders’ deficit	$585,284

The accompanying notes are an integral part of these consolidated financial statements.

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended April 30,		For the period November 15, 2002 (Inception) to
	2007	2006	April 30, 2007
Revenues	$—	$—	$—
Operating expenses:
Research and development	1,198,477	883,657	2,082,134
Charge for acquired in-process research and development	—	2,713,996	2,713,996
General and administrative	3,175,302	1,820,334	5,019,912
Total operating expenses	4,373,779	5,417,987	9,816,042
Operating loss	(4,373,779)	(5,417,987)	(9,816,042)
Other income (expense)
Interest income	9,349	8,632	17,981
Interest expense and financing costs	(7,972,454)	(148,256)	(8,120,710)
Total other expense	(7,963,105)	(139,624)	(8,102,729)
Net loss	(12,336,884)	(5,557,611)	(17,918,771)
Deemed dividend to warrant holders	(471,207)	—	(471,207)
Loss attributable to common stockholders	$(12,808,091)	$(5,557,611)	$(18,389,978)
Net loss per common share:
Basic and diluted	$(0.68)	$(0.16)
Weighed average shares of common stock outstanding: Basic and diluted	18,783,778	35,589,486

The accompanying notes are an integral part of these consolidated financial statements.

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Period from November 15, 2002 (Inception) to April 30, 2007

	Common Shares	Common Stock	Additional Paid in Capital	Subscription Receivable	Deferred Stock-based Compensation	Deficit Accumulated during Development Stage	Total
Balance, November 15, 2002 (Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founders for cash at $0.00003 per share	70,560,000	7,050	(5,050)	(2,000)	—	—	—
Balance, April 30, 2003	70,560,000	7,050	(5,050)	(2,000)	—	—	—
Payment of subscription receivable				2,000			2,000
Issuance of common stock for cash at $0.0014 per share	8,820,000	882	11,618				12,500
Net loss						(159)	(159)
Balance, April 30, 2004	79,380,000	7,932	6,568	—	—	(159)	14,341
Net loss						(24,117)	(24,117)
Balance, April 30, 2005	79,380,000	7,932	6,568	—	—	(24,276)	(9,776)
Acquisition of FermaVir Research, Inc:
Stock issued valued at $0.70 per share	1,829,000	183	1,280,117	(5,600)			1,274,700
Issuance of stock options to consultants			504,835				504,835
Issuance of stock options to employee			303,348		(303,348)		—
Issuance of common stock and warrants for cash at $0.75 per share net of expenses	3,863,527	386	2,864,431				2,864,817
Issuance of common stock and warrants in exchange for note payable with a fair value of $1.55 per share and $1.06 per warrant ($23,865)	150,000	15	256,350				256,365
Issuance of stock options to employee			64,348		(64,348)		—
Stock issued in connection with the exercise of warrants at $1.50 per share	33,334	3	49,998				50,001
Redemption and retirement of stock at $0.011 per share	(67,679,977)	(6,762)	(743,238)				(750,000)
Issuance of warrants to consultants			1,086,546				1,086,546
Amortization of deferred stock-based compensation for employee and directors			12,482		59,081		71,563
Collection of subscription receivable				5,600			5,600
Net loss						(5,557,611)	(5,557,611)
Balance, April 30, 2006	17,575,884	$1,757	$5,685,785	$—	$(308,615)	$(5,581,887)	$(202,960)

The accompanying notes are an integral part of these consolidated financial statements.

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in  Stockholders’ Deficit
Period from November 15, 2002 (Inception) to April 30, 2007

	Common Shares	Common Stock	Additional Paid in Capital	Deferred Stock-based Compensation	Deficit Accumulated during Development Stage	Total
Balance, April 30, 2006	17,575,884	$1,757	$5,685,785	$(308,615)	$(5,581,887)	$(202,960)
Reclassification of deferred stock-based compensation upon adoption of SFAS 123R			(308,615)	308,615		—
Stock-based compensation expense			188,961			188,961
Warrants issued in connection with notes payable			470,406			470,406
Common stock issued in connection with September 2006 amendment	40,625	5	17,618			17,623
Adjustment of warrant terms per November 2006 amendment			64,315			64,315
Issuance of common stock and warrants with a fair value of $1,765,264 ($1.95 per share common stock and 325,695 warrants at $1.52 per warrant in exchange for notes payable with face value and accrued interest totaling $488,541)	651,389	65	1,765,199			1,765,264
Issuance of common stock and warrants with a fair vale of $2,146,320 ($1.95 per share common stock and 396,000 warrants at $1.52 per warrant) in exchange for a contractual obligation to a related party of $594,000	792,000	79	2,146,241			2,146,320
Issuance of common stock and warrants for net proceeds of $1,221,496	1,793,333	179	1,321,046			1,321,225
Financing cost related to modification of noteholder warrants			6,075,856			6,075,856
Deemed dividend related to modification of investor warrants			471,207		(471,207)	—
Net loss					(12,336,884)	(12,336,884)
Balance, April 30, 2007	20,853,231	$2,085	$17,898,019	$—	$(18,389,978)	$(489,874)

The accompanying notes are an integral part of these consolidated financial statements.

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended April 30,		For the Period November 15, 2002 (inception) to
	2007	2006	April 30, 2007
Operating activities:
Net loss	$(12,336,884)	$(5,557,611)	$(17,918,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges for:
Value of shares and warrants issued to a related party for services	503,250	—	503,250
Value of shares and warrants issued in excess of the contractual obligation to a related party	1,552,320	—	1,552,320
Value of shares and warrants issued in excess of the carrying amount of principle and interest of notes payable in connection with repayment of those notes	1,553,928	—	1,553,928
Value of shares and warrants issued in excess of consideration received from a related party	99,729	—	99,729
Write-off of acquired in-process research and development	—	2,713,996	2,713,996
Issuance of warrants for services		1,086,546	1,086,546
Value of shares and warrants issued in excess of the principal amount repaid in connection with a note due to related party	—	143,865	143,865
Stock-based compensation	188,961	71,563	260,524
Financing cost for revision of warrant terms	64,315	—	64,315
Depreciation	9,760	4,562	14,322
Amortization of debt discount to interest expense	82,998	—	82,998
Non-cash financing costs	6,133,714	—	6,133,714
Write-off of debt discount in connection with amendment of notes payable	125,009	—	125,009
Changes in operating assets and liabilities :
(Increase)decrease in prepaid expenses	(31,025)	34,831	3,806
Increase in other assets	—	(43,890)	(43,890)
Increase (decrease) in accounts payable and accrued expenses	(3,501)	226,101	232,600
Increase in deferred rent	5,508	12,157	17,665
Net cash used in operating activities	(2,051,918)	(1,307,880)	(3,374,074)
Investing activities:
Purchase of property and equipment	—	(27,052)	(27,052)
Cash acquired in acquisition	—	27,156	27,156
Cash paid in connection with acquisition transaction costs	—	(145,025)	(145,025)
Net cash used in investing activities	—	(144,921)	(144,921)
Financing activities:
Proceeds from issuance of notes payable, net of expenses	1,183,500	—	1,183,500
Proceeds from sale of common stock, net of expenses	1,221,496	2,914,818	4,150,814
Redemption of common stock	—	(400,000)	(400,000)
Repayment of notes payable to related party	—	(940,720)	(940,720)
Collection of subscription receivable	—	5,600	5,600
Net cash provided by financing activities	2,404,996	1,579,698	3,999,194
Net change in cash	353,078	126,897	480,199
Cash—Beginning of period	127,121	224	—
Cash—End of period	$480,199	$127,121	$480,199

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year ended April 30, 2007	Year ended April 30, 2006	For the Period November 15, 2002 (inception) to April 30, 2007
Supplemental disclosure of cash flow activities:
Cash paid for taxes	$—	$—	$—
Cash paid for interest	—	—	—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in business combination	$—	$1,280,300	$1,280,300
Assumption of consultants’ options in connection with business combination	—	504,835	504,835
Assumption of employee options in connection with business combination	—	303,348	303,348
Net liabilities assumed in business combination	—	785,992	785,992
Note payable issued in connection with redemption of shares	—	350,000	350,000
Shares and warrants issued in connection with repayment of notes payable	1,765,264	112,500	1,877,774
Issuance of common stock and warrants in exchange for settlement of contractual obligation for services rendered by related party	2,146,320	—	2,146,320
Settlement of contractual obligation to a related party for services rendered by issuance of common stock and warrants	(594,000)	—	(594,000)
Settlement of notes by issuance of common stock and warrants	(211,336)	—	(211,336)
Deemed dividend to warrant holders	(471,207)	—	(471,207)
Common stock issued in connection with notes payable	17,623	—	17,623
Warrants issued in connection with notes payable	470,406	—	470,406

The accompanying notes are an integral part of these consolidated financial statements

FermaVir Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended April 30, 2007 and 2006

1)   Business

FermaVir Pharmaceuticals, Inc. (“FermaVir” or the “Company”) was organized under the laws of the State of Florida on November 15, 2002 as Venus Beauty Supply, Inc. The Company had no operations through August 16, 2005. On that date, it acquired 100% of the outstanding common shares of FermaVir Research, Inc. (“FermaVir”), raised funds through the sale of common stock, and changed its name to FermaVir Pharmaceuticals, Inc.

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

Pending Merger

On April 9, 2007, the Company entered into a definitive Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Inhibitex, Inc. (“Inhibitex”). As a result of the Merger, FermaVir will become a wholly-owned subsidiary of Inhibitex and each outstanding share of FermaVir common stock will be converted into the right to receive 0.55 of one share of Inhibitex common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, Inhibitex will issue, and FermaVir stockholders will receive in a tax-free exchange, shares of Inhibitex common stock such that FermaVir stockholders will own approximately 27 % of the combined company on a pro forma basis and Inhibitex stockholders will continue to own approximately 73%.

In accordance with the terms of the Merger Agreement, two Voting Agreements were entered into as of April 9, 2007: one between Inhibitex and certain stockholders of FermaVir who hold in the aggregate approximately 32% of the outstanding voting stock of FermaVir, and one between FermaVir and certain stockholders of Inhibitex who hold in the aggregate approximately 34% of the outstanding voting stock of Inhibitex. The Voting Agreements place certain restrictions on the transfer of the shares of Inhibitex and FermaVir held by the respective signatory stockholders and effect covenants on the voting of such shares in favor of approving the issuance of shares by Inhibitex or the Merger, as the case may be, and against any actions that could adversely affect consummation of the Merger.

In connection with the Merger, certain holders of warrants to purchase an aggregate 8,403,782 shares of FermaVir’s common stock agreed in a Warrant Standstill Agreement dated April 3, 2007 to not exercise such warrants from the date of the Merger Agreement until the completion of the transactions contemplated under the Merger Agreement.

On April 9, 2007, in connection with the Merger, FermaVir amended outstanding stock options to acquire an aggregate 378,000 shares of FermaVir’s common stock held by all of FermaVir’s current directors, except the CEO. Such stock options shall be 100% vested as of the date of the Merger Agreement and the exercise period of such options have been modified to state that the exercise period shall expire upon the earlier of (i) three (3) years following the Effective Time of the Merger and (ii) September 24, 2015; provided that the exercise period with respect to options held by a Director and the Chairman were modified to state that the exercise period shall expire upon the earlier of  (i) three (3) years after their service to Inhibitex terminates and (ii) September 24, 2015. In addition, the Director and the Chairman have agreed to waive any stock options to which they would be entitled as directors of Inhibitex. This acceleration and amendment to the terms of these director options was deemed to be a “modification” under the Financial Accounting Standards Board (FASB)  Statement of Financial Accounting Standard (“SFAS”) No.123 (Revised 2004), Share-Based Payments (“SFAS 123R”), paragraph 51. As per SFAS 123R the Company determined that this modification did not require any additional expense to be recorded during the year ended April 30, 2007.

In connection with the Merger, FermaVir and Inhibitex entered into a Note Purchase Agreement dated April 9, 2007 pursuant to which Inhibitex has agreed to purchase from FermaVir senior secured promissory notes (the “Notes”) in the aggregate principal amount of up to $1,500,000. The Notes shall be sold by FermaVir and purchased by Inhibitex initially on April 16, 2007 in the aggregate principal amount of $750,000 in Notes, an additional aggregate principal amount of $500,000 in Notes on July 9, 2007 and a final additional aggregate amount of $250,000 in Notes on August 9, 2007. As of April 30, 2007 FermaVir had sold and Inhibitex had purchased $750,000 of such Notes.

The Notes bear interest at 12% per annum and are due upon the earliest to occur of (a) December 31, 2007, (b) ninety (90) days after the termination of the Merger Agreement by Inhibitex pursuant to certain termination provisions in the Merger Agreement, (c) one hundred twenty (120) days after the termination of the Merger Agreement by FermaVir pursuant to certain termination provisions in the Merger Agreement and (d) the consummation of an Acquisition Proposal (as defined in the Merger Agreement) other than the one contemplated by the Merger Agreement after termination of the Merger Agreement by Inhibitex pursuant to the Merger Agreement. FermaVir must comply with certain covenants with respect to the operation of its business so long as any amounts due under the Notes are outstanding, which include a prohibition on incurring additional debt or liens without the consent of the holders of the Notes. The payment obligations under the Notes accelerate if payments under the Notes are not made when due or upon the occurrence of other defaults described in the Note Purchase Agreement. FermaVir may redeem the outstanding Notes at its option at any time in an amount equal to 100% of the principal amount of the Notes to be redeemed plus accrued but unpaid interest.

The obligations of Inhibitex and the Company to effect the Merger are subject to a number of conditions, including approval by the Company’s and Inhibitex stockholders. If the Merger is not consummated for any reason, FermaVir may :

•       be required, under certain circumstances, to pay Inhibitex a termination fee of $900,000, plus out-of-pocket expenses associated with the Merger;

•  incur costs related to the Merger that must be paid even if the Merger is not completed;

•       be required to repay up to $1,500,000 in principal amount of 12% Senior Secured Promissory Notes to Inhibitex; and

•       lose its intellectual property if the debt is not repaid since it is secured by the intellectual property.

2)   Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying consolidated financial statements and accompanying notes include the accounts of FermaVir Research, Inc., a 100% owned subsidiary, and have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation SB under the Securities Exchange Act of 1934 as amended. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses totaling $17,918,771 from November 15, 2002 (Inception) to April 30, 2007 and has negative working capital. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

If the Merger is not consummated, the Company’s continued operations will depend on whether the Company is able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and its ability to realize full potential of its technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding obtained will be sufficient. From November 15, 2002 (Inception) to April 30, 2007, all of the Company’s financing has been though private placements of common stock and warrants and the issuances of notes payable. The Company intends to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. There can be no assurances that any additional capital that will be sufficient to meet the Company’s needs. The Company believes that it will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available at April 30, 2007, the Company will need additional equity or debt financing to sustain its operations through the balance of fiscal 2008 and it will need additional financing thereafter until the Company can achieve profitability, if ever. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments. Management bases estimates on its historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Business concentrations and credit risks

All of the Company’s cash and cash equivalents as of April 30, 2007 are on deposit with a major money center financial institution. Deposits at any point in time may exceed federally insured limits.

Fair value of financial instruments

The Company’s financial instruments consist of cash and accounts payable. These financial instruments are stated at their respective carrying values which are equivalent to fair value due to their short term nature.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for furniture and equipment on a straight-line basis over their estimated useful lives of five and three years, respectively.

Research and Development

The Company does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all and therefore, because the benefits are uncertain, and occur only when research leads to a commercial product, research and development costs are expensed as incurred as prescribed by SFAS No. 2. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, patent filing and maintenance expenses, purchase of in-process research and development, regulatory and scientific consulting fees as well as fees paid to external service providers and contract research organizations who conduct certain research and development activities on behalf of the Company.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of issuable shares pursuant to the exercise of stock options and warrants, would have been antidilutive. The Company had 2,411,000 and 2,248,000 common stock options outstanding at April 30, 2007 and 2006, respectively, and had 10,776,477 and 1,754,695 common stock warrants outstanding at April 30, 2007 and 2006, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.”  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or the entire deferred tax asset will not be realized.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No.123R which requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective as of the beginning of the next fiscal year that begins after December 15, 2005 and accordingly, the Company adopted SFAS 123R on May 1, 2006.

The Company elected the “modified prospective” transition method under SFAS 123R. This method requires that share-based compensation expense be recorded for any employee options granted after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date. Prior to May 1, 2006, the Company accounted for stock options, common stock, and other similar equity instruments issued to employees as compensation using fair value-based methods pursuant to Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, the Company estimated the fair value of stock options using an option-pricing model (the Black-Scholes model) that met criteria set forth in SFAS 123 and common stock using its market value. It recorded such value through charges to deferred stock-based compensation and corresponding credits to additional paid-in capital. Deferred stock-based compensation was amortized to expense over the vesting period. Effective May 1, 2006, with the adoption of SFAS 123R the Company reclassified $308,615 from deferred stock-based compensation to additional paid in capital. There was no other effect of adopting SFAS 123R.

In accordance with SFAS 123, all other issuances of common stock, stock options, or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Such fair value is measured as of an appropriate date pursuant to the Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services  (“EITF 96-18”)  Generally, this is the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete and capitalized or expensed as if the Company had paid cash for the goods or services.

Impact of Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Statement provides companies an option to report certain financial assts and liabilities at fair value. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years after November 15, 2007. The Company does not believe this new standard will have a material impact on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.

3)   Acquisition of FermaVir Research, Inc.

On August 16, 2005, the Company issued 1,829,000 common shares in exchange for all outstanding common shares of FermaVir Research, Inc (“FermaVir”). Additionally, the Company exchanged 1,850,000 options to purchase common stock of the Company with the holders of all outstanding options to purchase common stock of FermaVir as of that date. After the completion of this transaction and the additional related simultaneous transactions described in Note 7, the shareholders of the Company owned approximately 70% of the common stock of the combined entity and approximately 63% on a fully diluted basis. Consequently, the acquisition of FermaVir has been accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. Under the purchase method, assets acquired and liabilities assumed by the Company are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

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

The purchase price paid by the Company in excess of the assets of FermaVir was $2,713,996. This amount was allocated to acquired in-process research and development in accordance with FASB interpretation 4, Applicability of FASB Statement No. 2 to Business Combinations accounted for by the Purchase Method—an Interpretation of FASB Statement No. 2. (“FIN 4”). FIN 4 recognizes two categories of R&D related assets in a business combination: (i) assets “resulting from” research and development activity of the acquired enterprise and (ii) assets “to be used in” research and development activity of the combined enterprise. The purchase price paid by the Company in excess of the assets acquired was determined to be of the second category of assets to be used in future R&D activity, which, in accordance with FIN 4, was recorded in the period of the business combination as “in-process research and development” expense during the year ended April 30, 2006.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and FermaVir, as if the acquisition had occurred on May 1, 2005 instead of

August 16, 2005 and includes the charge for the write-off of acquired in-process research and development of $2,713,996. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company for the year ended April 30, 2006.

Net loss	$(5,565,847)
Weighted average number of common shares outstanding	16,945,667
Loss per common share—Basic and fully diluted	$(0.33)

4)   Property and Equipment:

Property and equipment consist of furniture and computer equipment stated at cost. Depreciation expense for the years ended April 30, 2007, 2006, and since inception was $9,760, $4,562 and $14,322, respectively.

Property and equipment balances as of April 30, 2007 were as follows:

Furniture	$10,760
Equipment	16,292
Total	27,052
Less: accumulated depreciation	(14,322)
Property and equipment—net	$12,730

5)   Licensing Agreement and Commitments

On February 2, 2005, FermaVir entered into a Patent and Technology License Agreement (the “License Agreement”) with University College Cardiff Consultants Limited (“Cardiff”), an affiliate of Cardiff University located in the United Kingdom, for a series of pharmaceutical compounds for the treatment of viral diseases.

Under the terms of this License Agreement, the Company, through its wholly owned subsidiary, has the exclusive, worldwide rights to research, develop, and commercially exploit such technology during the period of existing patent protection which extends from fifteen to twenty years in targeted markets in North America, Western European nations, Japan, Australia, and New Zealand and any new related patents. Remaining obligations under this License Agreement consist of milestone payments aggregating $550,000 during the clinical trial phase of development for each product, and royalty payments based upon net sales of such products as defined in the Agreement. Additionally, the Company is obligated to make, and has made, good faith expenditures of at least $2,000,000 for the clinical development of at least one pharmaceutical compound during the initial three years of the License Agreement. As of April 30, 2007, no milestone payments were due to Cardiff due to having not yet achieved certain regulatory submissions and approvals.

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

On August 16, 2005, FermaVir signed a $350,000 promissory note with the same related party in connection with the redemption of common shares as described in Note 7. This note bears interest at 6%

per annum and was due on November 15, 2005. On October 24, 2005, the Company made a payment of $238,625 consisting of principal of $234,655 and interest of $3,970. On November 4, 2005, $112,500 was repaid by the Company through the issuance of common stock and warrants as described in Note 7 and the remaining principal and accrued interest totaling $3,003 was paid to the related party.

7)   Stockholders’ Deficit

Stock Split

On August 16, 2005, the Company initiated a 35.28 for one stock split effective August 22, 2005 resulting in authorized capital stock of 120,000,000 shares consisting of 100,000,000 shares of common stock with $0.0001 par value and 20,000,000 shares of preferred stock with $0.001 par value. All share and per share data have been restated for this stock split.

Financing Activities

From August 16, 2005 through December 1, 2005, the Company completed a refinancing of the Company and received net  proceeds of $2,864,817 through the series of related transactions as described below:

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

On November 4, 2005, the Company issued 150,000 shares of common stock and warrants to purchase 22,500 shares of common stock with a combined estimated fair value of approximately $256,365 to a related party in payment of $112,500 due under a note payable. The difference of $143,865 was charged to expense in the three months ended January 31, 2006. The warrants were 100% vested upon issuance, expire on November 4, 2010 and have an exercise price of $1.50 per share. This transaction was on the same basis as the 2,825,000 shares and 423,750 warrants privately placed on August 16, 2005.

As per Emerging Issues Task Force (“EITF”) Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, Company Stock”, the Company has determined that the fair value of the warrants issued in connection with the above transactions should be treated as “permanent equity”.

On March 28, 2006, the Company issued 33,334 shares of common stock in connection with the exercise of warrants and received net proceeds of $50,001 at a price of $1.50 per share.

On June 16 and July 28, 2006, the Company issued promissory notes in the aggregate principal amount of $325,000 together with warrants and received net proceeds of $298,500. The notes bear interest at 12% and matured on January 1, 2007. The warrants entitle the holder to purchase 325,000 shares of common stock at $1.00 per share and expire on June 30, 2012. On September 22, 2006 the term of these warrants was extended to June 30, 2014 as noted below.`

Proceeds from the issuance of these instruments were allocated to notes payable and warrants based upon the relative amounts of the face value of the notes and the estimated fair value of the warrants. This resulted in allocation of $130,836 to the notes payable (resulting in a debt discount of $194,164) and $167,664 to the warrants. The amounts allocated to warrants were accounted for as an increase to additional paid in capital. That discount is being amortized to interest expense utilizing the interest method through the scheduled maturity date of the notes. The Company recorded non-cash expense for the amortization of that discount of $78,757 during the year ended April 30, 2007.

On September 22, 2006, the Company entered into an agreement with an investor under which the investor agreed to purchase $75,000 principal amount of 8% notes due January 1, 2008 (the “New Note”) and 112,500 warrants to purchase shares of the Company’s common stock for $1.00 per share until June 30, 2014 (the “New Warrants”) for net proceeds of $67,500.

Proceeds from the issuance of these instruments were allocated to notes payable and warrants based upon the relative amounts of the face value of the notes and the estimated fair value of the warrants. This resulted in allocation of $29,930 and $37,570 to the notes payable (resulting in the recording of a debt discount of $45,070) and warrants, respectively. The amounts allocated to warrants were accounted for as an increase to additional paid in capital. The Company recorded non-cash expense for the amortization of that discount of $3,236 during the year ended April 30, 2007.

Additionally on September 22, 2006, the Company entered into a Letter Agreement and Amendment Agreement (the “Amendment”) with certain investors (the “Prior Investors”) who participated in a private placement of the Company’s $325,000 principal amount 12% notes due January 1, 2007 (the “Prior Notes”) and warrants (the “Prior Warrants”) in June and July 2006 (the “Prior Placement”). Pursuant to the Letter Agreement, the Investors agreed to amend the Prior Notes by (i) extending the maturity date of the Prior Notes to January 1, 2008 (the “Maturity Date”), (ii) lowering the interest rate accruing on the principal amount of the Prior Notes from 12% per annum to 8% commencing as of September 1, 2006, (iii) increasing the financing trigger requiring mandatory redemption of the Prior Notes from two to three times the outstanding principal of the Prior Notes, and (iv) lowering the optional redemption price of 106% of the principal amount of the Prior Notes, plus accrued interest to 103% of the principal for the period from July 1, 2007 to the Maturity Date. In addition, pursuant to the Amendment, the Investors agreed to amend the Prior Warrants by extending the expiration date of the Prior Warrants from June 30, 2012 to June 30, 2014. The Amendment essentially changed the terms of the Prior Notes and Prior Warrants to be equivalent to the New Note and New Warrants, including extending the maturity date of the Prior Notes from January 1, 2007 to January 1, 2008. In exchange for the Investors entering into the Amendment, the Company issued 40,625 shares of common stock and 162,500 New Warrants to the Prior Warrant holders.

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

The fair value of common stock and warrants issued in connection with the modification was allocated to the instruments based on their relative fair values. This resulted in allocation of $159,709 to the notes payable (resulting in the recording of a debt discount of $240,291), $17,623 to the common stock, and $267,930 to the warrants. The amounts allocated to common stock and warrants were accounted for as an increase to additional paid in capital. The Company recorded non-cash interest expense for the amortization of the debt discount of $12,839 for the year ended April 30, 2007.

Additionally, on September 22, 2006, the Company issued a warrant for the purchase of 40,000 common shares at an exercise price of $1.00 per share with a fair value of $33,897 which was charged to interest expense for the year ended April 30, 2007.

On November 9, 2006, the Company issued a promissory note in the principal amount of $75,000 together with warrants and received net proceeds of $67,500. The notes bear interest at 8% and mature on January 1, 2008. The warrants entitle the holder to purchase 112,500 shares of common stock at a price of $1.00 per share and expire on December 31, 2016. In connection with this transaction, the Company issued a warrant for the purchase of 31,250 common shares at an exercise price of $1.00 per share to an advisor who provided assistance with this transaction.

Proceeds from the issuance of these instruments were allocated to notes payable and warrants based upon the relative amounts of the face value of the notes and the estimated fair value of the warrants. This resulted in allocation of $32,688 and $34,812 to the notes payable (resulting in the recording of a debt discount of $42,312) and warrants, respectively. The amounts allocated to warrants were accounted for as an increase to additional paid in capital. The Company recorded non-cash expense for the amortization of that discount of $1,005 during the year ended April 30, 2007.

Additionally on November 9, 2006, the Company entered into an Amendment Agreement (“Agreement”) with the Investors in the notes payable with principal amounts aggregating $400,000 and warrants (the “Prior Warrants”) issued in June, July and September 2006 and described above. Pursuant to the Agreement, the Investors agreed to amend (the “Amendment”) the Prior Warrants by (i) extending the term of the warrants to December 31, 2016, (ii) adding in a full ratchet anti-dilution clause for issuances or sales of common stock or common stock equivalents below the exercise price of the Prior Warrants and (iii) adding in a covenant that the Company shall file a registration statement by January 31, 2007. The fair value of the amended warrants on November 9, 2006 in excess of all amounts previously allocated to such warrants was $64,315. This amount was accounted for as an increase to additional paid in capital with a corresponding charge to interest expense during the year ended April 30, 2007. The required registration statement was not filed and on March 19, 2007 the registration rights were waived in conjunction with a further amendment of these warrants. See below.

On November 15, 2006, the Company entered into a Debt Conversion Agreement (the “Conversion Agreement”) with the Investors in the notes payable described above. Under the terms of the Conversion Agreement, the Company issued 651,389 shares of common stock and warrants to purchase 325,695 shares of common stock at $1.00 per share through December 31, 2016 with a combined fair market value of $1,765,264 in payment of notes which had a carrying value of $211,336. The fair market value of the common stock and warrants was accounted for as an increase to equity. The excess of that amount over the carrying value of the notes payable and accrued interest was $1,553,928 and was charged to interest expense during the year ended April 30, 2007.

A related party was also party to the November 15, 2006 Conversion Agreement. Under the terms of the Conversion Agreement, the Company issued 792,000 shares of common stock and warrants to purchase 396,000 shares of common stock at $1.00 per share through December 31, 2016 with a combined fair market value of $2,146,320 in payment of $594,000 due in connection with a consulting agreement. The fair market value of the common stock and warrants was accounted for as an increase to equity. The excess of that amount over the amount due in connection with the consulting agreement was $1,552,320 and was charged to general and administrative expense during the year ended April 30, 2007. See Note 9 “Consulting Agreements” for a more detailed discussion of this transaction.

In a series of transactions from December 21, 2006 through January 26, 2007, the Company issued 1,793,333 shares of common stock and warrants to purchase 3,966,668 shares of common stock and received net proceeds of $1,221,496 at a price of $0.75 per share. The warrants have an exercise price of $1.00 per share and 266,667 of the warrants expire on December 21, 2016, 3,500,001 of the warrants expire on January 10, 2017 and 200,000 of the warrants expire on January 26, 2017. Other than pursuant to certain issuances, if the Company sells or grants any option to purchase, dispose of, or issue any common stock or common stock equivalents at an effective price per share less than the then exercise price of these warrants while they are outstanding, then the exercise price of these warrants shall be reduced to the same amount. Included in the amounts above were 26,667 shares of common stock and warrants to purchase 53,333 shares of common stock with a combined fair market value of $117,615 which were sold to a related party. The fair market value of the common stock and warrants was accounted for as an increase to equity. The excess of that amount over the consideration received was $99,729 and was charged to general and administrative expense during the year ended April 30, 2007.

As a result of the December 2006 and January 2007 financings, the antidilution feature of the warrants (which were modified in November 2006, see above) were triggered. The Company was obligated to issue additional warrants and lower the exercise price of said warrants to the prior warrant holders. This resulted in a charge to financing costs of $6,075,856.

As per Emerging Issues Task Force (“EITF”) Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, Company Stock”, the Company has determined that the warrants issued in connection with the above private placement should be treated as “permanent equity”.

On March 19, 2007, the Company entered into an amendment with the holders of 1,505,445 warrants that were modified on November 15, 2006 in connection with the Conversion Agreements previously discussed. Under that amendment, the holders agreed to fix the exercise price of the warrants at $0.275 per share and to fix the number of shares issuable pursuant to such warrants at 6,021,780, rather that leave  the full ratchet anti-dilution provisions and registration rights provisions in such warrants in exchange for deleting future full ratchet adjustments and registration rights from the warrants. As a result of the sale in January 2007 of units for $0.75, consisting of one share of common stock and two $1.00 warrants, immediately prior to the amendment, the warrants represented the right to buy 5,880,645 shares of common stock for $0.256 per share, as adjusted by the ratchet.

Additionally on March 19, 2007, the Company entered into an amendment to 3,966,668 warrants issued to the investors in the private placement (which included the Chairman of the Company) conducted by the Company in December 2006 and January 2007. These warrants contained the same antidilution protection as the November 15, 2006 warrants. In exchange for waiving the anti dilution provisions in such warrants, the exercise price of the warrants was reduced from $1.00 per share to $0.525 per share.

The modification of the warrants in March 2007 resulted in a new measurement date. The net increase in fair value of the warrants issued to the investors was accounted for as a deemed dividend in the amount of $471,207 during the quarter ended April 30, 2007.

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

On August 16, 2005, the Company exchanged 1,050,000 options to purchase common stock of the Company with the holders of outstanding options to purchase common stock of FermaVir as of that date. These options were 100% vested upon issuance, expire in 2016, and have an exercise price of $0.75 per share. The estimated fair value of these warrants of $504,835 was included in the purchase price of FermaVir.

On August 16, 2005, the Company exchanged 800,000 options to purchase common stock of the Company with the holder of outstanding options to purchase common stock of FermaVir as of that date. These options vest in the amounts of 150,000, 175,000, 225,000, and 250,000 in January 2006, April 2007, April 2008, and April 2009 respectively, expire in 2016, and have exercise price of $1.10 per share. The Company estimated the fair value of these warrants to be $303,348 and included that amount in the purchase price of FermaVir. The Company recorded non cash expense for the amortization of deferred stock-based compensation related to these options of $75,840 and $53,719 during the years ended April 30, 2007 and 2006. For the period from November 15, 2002 (Inception) to April 30, 2007 stock based compensation expense related to these options was $129,559.

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

On September 24, 2005 the Company granted options to members of the Board of Directors to purchase 300,000 shares of common stock at an exercise price of $1.25 for a period of ten years. Such options vest ratably on the first, second, and third anniversary dates of the grant. The Company estimated the fair value of the options as of the grant date to be $33,200 and recorded non-cash expense for the amortization of deferred stock based compensation of $11,064 and $6,452 during the years ended April 30, 2007 and 2006, respectively. For the period from November 15, 2002 (Inception) to April 30, 2007 stock based compensation for these options was $17,516.

On September 24, 2005 the Company, in connection with a professional services agreement, granted to a member of the Board of Directors options to purchase 20,000 shares of common stock at an exercise price of $1.25 for a period of five years. Such options vest ratably on the first, second, and third anniversary dates of the grant. The Company estimated the fair value of the warrants as of the grant date to be $1,453 and recorded non-cash expense in the same amount during for the year. For the period from November 15, 2002 (Inception) to April 30, 2007 stock based compensation for these options was $1,453.

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

The warrant arrangement has been accounted for under the provisions of Emerging Issues Task Force Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and, accordingly, the fair value of the warrants has been classified as a component of permanent equity.

On December 12, 2005 the Company, in connection with a professional services agreement, granted warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 for a period of three years. These warrants were 100% vested upon issuance. The Company has estimated the fair value of these warrants as of the grant date to be $910,435 and, reflecting the terms of the agreement, recorded non-cash general and administrative expense of the same amount during the year ended April 30, 2006. On March 28, 2006, 33,334 warrants were exercised to purchase 33,334 shares of common stock. The remainder of the warrants in the amount of 966,666 have been cancelled by action of the Company’s Board of Directors during the year ended April 30, 2007 and the professional service agreement is the subject of a litigation between the parties, the outcome of which is uncertain.

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

The warrant arrangement has been accounted for under the provisions of Emerging Issues Task Force Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and, accordingly, the fair value of the warrants has been classified as a component of permanent equity.

The registration rights arrangement is not subject to the provisions of Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” due to the lack of a stated or implied penalty in the agreement for the failure to register the shares for resale. Consequently, the registration rights arrangement has been accounted for under the provisions of Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies”. Accordingly, management has made an assessment as to the probability of any liability resulting from a failure to comply with the conditions of the agreement and concluded that no liability needs to be recognized as of April 30, 2006 and 2007.

On December 27, 2005 the Company granted options to members of the Board of Directors to purchase 18,000 shares of common stock at an exercise price of $1.25 for a period of ten years. Such options vest ratably on the first, second, and third anniversary dates of the grant and recorded non-cash expense for the amortization of deferred stock-based compensation of $6,030 during the year ended April 30, 2006 and the period from November 15, 2002 (Inception) to April 30, 2006. The Company estimated the fair value of the option as of the grant date to be $26,889 and is recording non-cash general and administrative expense ratably over the vesting period through December 27, 2008.

On March 28, 2006, the Company granted options to a member of management to purchase 60,000 shares of common stock at an exercise price of $1.60 for a period of ten years. Such options vest ratably over the first year of the grant. The Company recorded non-cash expense for the amortization of deferred stock-based compensation of $5,362 during the year ended April 30, 2006 and the period from November 15, 2002 (Inception) to April 30, 2006. The Company estimated the fair value of these options as of the date of the grant to be $64,348 and recorded non-cash general and administrative expense ratably over the vesting period through March 28, 2007.

On September 26, 2006 the Company granted options to a member of management to purchase 45,000 shares of common stock at an exercise price of $1.05 for a period of ten years. These options vest over three years with 15,000 options vesting immediately and 15,000 vesting on September 26, 2007 and 2008. The Company estimated the fair value of these options as of the date of the grant to be $34,650 and recorded non-cash general and administrative expense ratably over through March 15, 2007, at which time this option holder terminated his employment and forfeited 30,000 unvested options.

On January 31, 2007, the Company granted options to members of management and the Board of Directors to purchase 148,000 shares of common stock at an exercise price of $1.90 for a period of 10 years. The Company estimated the fair value of these options as of the date of the grant to be $202,028 utilizing the Black-Scholes model and will record stock based compensation expense ratably over the vesting period. For the year end April 30, 2007, the Company recorded stock compensation expense of $22,879 for these options.

Stock-based compensation expense related to the Company’s share based compensation arrangement attributable to employees is being recorded as a component of general and administrative expense and research and development expense in accordance with the guidance of Staff Accounting Bulletin 107, Classification of Compensation Expense Associated with Share-Based Payment Arrangements (“SAB 107”).

The fair value of options granted during the years ended April 30, 2007 and 2006 was estimated at the date of grant using the following assumptions:

	2007	2006
Dividend yield	0%	0%
Risk-free interest rate	4.8%	4.0% to 4.7%
Volatility	80%	80% to 82%
Expected life	5 years	3 to 5 years

The weighted average grant date fair value of options granted during the years ended April 30, 2007 and 2006, was $1.17 and  $0.32, respectively. As of April 30, 2007, the unrecognized share based compensation cost related to unvested option was $354,901 as measured at the date of grant. These costs are expected to be recognized over a weighted average period of approximately 2.3 years.

The following represent options outstanding for the years since November 14, 2002 (inception) through April 30, 2007:

	Number of options	Exercise Price Per Share	Weighted Average Exercise Price per Share
Balance, November 14, 2002
(Inception) to April 30, 2004
Granted	1,850,000	$0.75 - $1.10	$0.90
Outstanding at April 30, 2005	1,850,000	$0.75 - $1.10	$0.90
Granted	398,000	$1.25 - $1.60	$1.30
Outstanding at April 30, 2006	2,248,000	$0.75 - $1.60	$0.97
Granted	163,000	$1.05 - $1.90	$1.82
Outstanding at April 30, 2007	2,411,000	$0.75 - $1.90	$1.03

SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to the Company’s accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

The following table summarizes information about stock options outstanding:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Contractual Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Amounts as of April 30, 2007	2,411,000	8.1 years	$1.03	1,852,666	$0.98
Amounts as of April 30, 2006	2,248,000	9.5 years	$0.97	1,210,000	$0.80

The aggregate intrinsic value of total options outstanding as of April 30, 2007 was $651,350 or $0.27 per share.

The aggregate intrinsic value of all options exercisable as of April 30, 2007 was $597,683 or $0.32 per share.

The weighted average remaining contractual term of exercisable options as of April 30, 2007 was 8.1 years.

9)   Consulting Agreements

On August 16, 2005 the Company entered into a Consulting Agreement with the Company’s non-employee Chairman of the Board, Gabriele M.Cerrone, a related party. The term of this Consulting Agreement was to be for a period of three years, beginning November 15, 2005, with automatic renewal for successive one year periods unless either party gives notice to the other not to renew the agreement. The duties of Mr. Cerrone pursuant to the Consulting Agreement consisted of business development, strategic planning, capital markets and corporate financing consulting advice. Mr. Cerrone’s compensation under the Consulting Agreement was $16,500 per month or $198,000 per year. Mr. Cerrone was also eligible to earn an annual cash bonus of up to 15% of his base compensation. In the event the Consulting Agreement was terminated without cause or for good reason, Mr. Cerrone will receive a cash payment equal to the aggregate amount of the compensation payments for the then remaining term of the agreement. In addition, in such event, all unvested stock options owned by Mr. Cerrone will immediately vest and the exercise period of such options will be extended to the later of the longest period permitted by the stock option plans or ten years following termination.

During this first year of the Consulting Agreement, from November 15, 2005 to November 15, 2006, the Company failed to make compensation payments totaling $198,000 to Mr. Cerrone pursuant to this Consulting Agreement. On November 15, 2006 the Company and Mr. Cerrone agreed that this constituted a material breach and the Consulting Agreement was terminated in accordance with Paragraph 10(b) (i), for “good reason”. Such breach and termination accelerated a liability of $396,000 in compensation for the remaining term of the agreement (e.g. November 16, 2006 to November 15, 2008). The total debt thus due to Mr. Cerrone in unpaid compensation upon termination was $594,000.

In settlement of this debt the Company entered into a Debt Conversion Agreement with a Mr. Cerrone on November 15, 2006. Under the terms of the Debt Conversion Agreement, the Company issued 792,000 shares of common stock and warrants to purchase 396,000 shares of common stock. The warrants were immediately vested, have an exercise price of $1.00 per share and expire on December 31, 2016. The accounting for the Debt Conversion Agreement can be summarized as follows:

1.)           792,000 of common stock  at closing market price of on date of issuance $1.95 per share totaled $1,544,400.

2.)           396,000 warrants to purchase common stock had a fair value of $1.52 per share using Black Scholes assumptions of 80% volatility; a 10 year expected term, a risk free interest rate of 4.62% and no dividend yield. Total fair value of the warrants was $601,920.

The combined fair market value of $2,146,320 for the common stock and warrants was accounted for as an increase to equity. Of this total $594,000 extinguished the debt under the Consulting Agreement and the excess $1,552,320 was expensed during the quarter ended January 31, 2007.

Compensation expense, for the years ended April 30, 2007 and 2006 associated with Mr. Cerrone’s Consulting and Conversion Agreements can be summarized as follows:

Consulting fees recorded from May 1, 2006 to November 15, 2006	$107,250
Acceleration of remaining compensation upon termination	396,000
Fair value in excess of debt converted	1,552,320
Total compensation expense recorded for the year ended April 30, 2007	2,055,570
Consulting fees recorded during the year ended April 30, 2006	90,750
Total compensation expense recorded under this consulting agreement	$2,146,320

On September 1, 2005, we entered into a one year consulting agreement with Richard J. Whitley MD pursuant to which Dr. Whitley will perform certain consulting services related to the Company’s clinical programs for a fee of $20,000 per year starting July 1, 2005. Dr. Whitley’s agreement was verbally extended for one year through August 31, 2007. Dr Whitley has been a member of the Company’s Board of Directors since August 16, 2005.

10)   Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance has been provided for the full amount of the Company’s deferred tax assets because it is more likely than not that some or the entire deferred tax asset will not be realized.

There was no current or deferred tax expense for the years ended April 30, 2007 and 2006 and for the period from inception (November 15, 2002) through April 30, 2007 due to the Company’s operating losses. As of April 30, 2007, the Company has available Federal and state net operating tax loss carry forwards of approximately $6,900,000 to offset future taxable income through 2028.  As a result of the change in control restrictions under Internal Revenue Code Section 382, a significant portion of these net operating loss carry forwards may be subject to limitation on future utilization.

11)   Facility Lease

On July 1, 2005, FermaVir entered into a Lease Agreement (the “Lease Agreement”) for the rental of office space for a seven year period commencing September 1, 2005 for use as its corporate headquarters. Under the terms of the Lease Agreement, the Company pays annual rent plus certain real estate tax and utility adjustments. The Company charges rent expense to operations on a straight-line basis based upon the aggregate amount of rental payments due under the Lease Agreement. Rent expense totaled $95,045 and $85,216 during the year ended April 30, 2007 and 2006, respectively. From November 15, 2002 (Inception) to April 30, 2007 rent expense totaled $180,262.

12)   Repurchase Agreements With Founders

Effective March 16, 2006, a founder of FermaVir Research, Inc. who owns 1,029,100 shares of the Company, entered into a Repurchase Option Agreement with the Company, granting to the Company an irrevocable, exclusive option to repurchase 926,100 of those shares for $114,000 for a period of one hundred twenty days (the “Company Option”) after the sooner of:

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

Additionally, effective March 16, 2006, the three founders referred to in the preceding paragraphs, entered into a Technology Acquisition Agreement with the Company pursuant to which, upon exercise of the Company Option above, the founders have the option to acquire for nominal consideration for a period of thirty days all of the rights granted to the Company pursuant to a license agreement dated February 2, 2005.

On March 13, 2007, the Company and Chris McGuigan entered into an Agreement of Termination which terminated a Repurchase Option Agreement dated as of March 16, 2006. In addition, on March 13, 2007 each of Chris McGuigan, Erik DeClercq, Jan Balzarini, (“the Holders”), the Company and FermaVir Research, Inc., the Company’s wholly-owned subsidiary, entered into an Agreement of Termination which terminated a Technology Acquisition Agreement dated as of March 16, 2006, pursuant to which the Company granted to the Holders an option to acquire all of the rights granted to the Company pursuant to a license agreement dated February 2, 2005.

13)   Commitments and Contingencies

In connection with agreements with two vendors of pharmaceutical manufacturing and development activities for the Company’s IND filing, the Company has contracted (issued purchase orders) for services totaling approximately $789,000. During the year ended April 30, 2007 approximately $303,000 of these services were completed and delivered. The Company recorded this amount as research and development expense. The remaining balance on these open purchase orders as April 30, 2007 is $486,000 which will become due upon completion and delivery of such services.

On February 5, 2007, the Company commenced litigation against Trilogy Capital Partners, Inc. (“Trilogy”) and MBA Holdings LLC (“MBA”) in Supreme Court of the State of New York, County of New York alleging that Trilogy breached its Letter of Engagement with the Company dated December 12, 2005. MBA Holdings LLC has been named as a defendant since certain of the warrants issued to Trilogy in connection with the Letter of Engagement were assigned to MBA Holdings LLC. The Company is seeking to recover approximately $38,000 from Trilogy which represents the amount paid to Trilogy by us plus an unspecified amount of damages caused by the breach of contract. On May 7, 2007, Trilogy filed a motion to dismiss the complaint on procedural grounds.

On October 12, 2006, the Company notified Trilogy Capital Partners, Inc. (“Trilogy”) that the Board of Directors of the Company approved the cancellation of the unexercised warrant exercisable for 966,666 shares of  the Company’s common stock  previously issued to Trilogy  in connection with the Letter of Engagement entered into between the Company and Trilogy on December 12, 2005 (the “Letter of

Engagement”). In addition, the Company notified MBA Holdings, LLC on the same date that the Company’s  Board of Directors approved the cancellation of the unexercised warrant exercisable for 100,000 shares of the Company’s common stock previously issued to Trilogy in connection with the Letter of Engagement and subsequently assigned to MBA Holdings, LLC by Trilogy.

Employment Agreements

On March 4, 2005, Dr. Henson entered into a letter agreement with the Company. Pursuant to the letter agreement, the Company will employ Dr. Henson as Chief Executive Officer for a period of 4 years commencing April 4, 2005. Dr. Henson will be paid an annual base salary of $210,000 and he is eligible to receive a cash bonus of up to 20% of his salary per year. Dr. Henson was granted an aggregate 800,000 incentive stock options pursuant to our stock option plan with an exercise price of $1.10 per share; 150,000 of such options vest on the first anniversary of the grant, 175,000 of such options vest on the second anniversary of the grant, 225,000 of such options vest on the third anniversary of grant and the remaining 250,000 options vest on the fourth anniversary of the grant. The grant date fair value of these options using the Black-Scholes methodology was $303,348 and the unrecognized fair value of these options as of April 30, 2007 was $172,319.

On March 28, 2006, the Company entered into an employment agreement with Frederick Larcombe pursuant to which Mr. Larcombe served as its Chief Financial Officer on a part-time basis. The employment agreement is for a term of one year which will automatically renew for successive one year periods until either party provides the other with written notice of their intent not to renew. Mr. Larcombe will be paid an annual salary of $40,000 and is eligible for a cash bonus of up to 20% of base annual salary. Mr. Larcombe received a grant of 60,000 incentive stock options with an exercise price of $1.60 per share which vest at the rate of 5,000 per month beginning on March 28, 2006. The grant date fair value of these options using the Black-Scholes methodology was $64,348 which was fully expensed as of April 30, 2007. The employment agreement contains a provision pursuant to which all of the unvested stock options will vest and the exercise period of such options shall be extended to the later of the longest period permitted by the Company’s stock option plans or ten years following the termination dated in the event there is a change in control of the Company and Mr. Larcombe is terminated by the Company within two years after the change in control or by Mr. Larcombe for Good Reason (as defined in the employment agreement).